Form 10-Q
period 1996-03-31
BIG FLOWER PRESS HOLDINGS INC
filed 1996-05-15
CIK 924146

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996
                                          or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                            Commission File Number 1-14084

                           BIG FLOWER PRESS HOLDINGS, INC.
                        (FORMERLY KNOWN AS BFP HOLDINGS CORP.)
                (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                  13-376-8322
     (State or Other Jurisdiction                     (I.R.S. Employer
          of Incorporation)                          Identification No.)

                                  3 East 54th Street
                               New York, New York 10022
                                    (212) 521-1600
            (Address, including zip code, and telephone number, including area code, of Registrant's Principal Executive Offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of April 15, 1996, there were 14,715,745 shares of the Registrant's Common Stock, par value $0.01 per share, and 1,738,692 shares of the Registrant's Class B Common Stock, par value $0.01 per share, outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           PART I -- FINANCIAL INFORMATION

                           BIG FLOWER PRESS HOLDINGS, INC.
                                  AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                                   (IN THOUSANDS)


                                                MARCH 31,         DECEMBER 31,
                                                  1996                1995
                                                ---------         ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                    $  3,901           $  4,598
   Accounts receivable, net                       31,677            131,411
   Inventories                                    41,630             41,797
   Prepaid expenses                                7,559              5,194
   Income tax receivable and
     deferred income taxes                        30,122             22,623
                                                --------           --------
      Total current assets                       114,889            205,623

PROPERTY, PLANT AND EQUIPMENT, NET               231,537            137,838

OTHER ASSETS, NET                                 60,547             22,147

INTANGIBLES, NET                                 251,283            188,480
                                                --------           --------
TOTAL                                           $658,256           $554,088
                                                ========           ========

See the accompanying notes to the condensed consolidated financial statements.

                                                                   (Continued)

                       PART I -- FINANCIAL INFORMATION

                       BIG FLOWER PRESS HOLDINGS, INC.
                              AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                               (IN THOUSANDS)



                                                  MARCH 31,     DECEMBER 31,
                                                    1996            1995
                                                  ---------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                  $   --          $ 18,119
   Current portion of long-term debt                   829           3,335
   Accounts payable                                101,191         105,915
   Compensation and benefits payable                25,078          18,344
   Other current liabilities                        33,864          33,687
                                                  --------        --------
      Total current liabilities                    160,962         179,400

REVOLVING CREDIT FACILITY                          185,610         144,500

LONG-TERM DEBT, Net of current portion             200,855         125,942

DEFERRED INCOME TAXES                               20,205          14,934

OTHER LONG-TERM LIABILITIES                         14,039          10,370
                                                  --------        --------
      Total Liabilities                            581,671         475,146
                                                  --------        --------
COMMON STOCK SUBJECT TO REDEMPTION                   1,044           1,011
                                                  --------        --------
STOCKHOLDERS' EQUITY:
   Common stock                                        160             157
   Additional paid-in capital                      105,342         100,892
   Accumulated deficit                             (28,596)        (21,680)
   Subscription notes receivable                      (261)           (263)
   Unearned compensation                            (1,104)         (1,175)
                                                  --------        --------
      Total stockholders' equity                    75,541          77,931
                                                  --------        --------
TOTAL                                             $658,256        $554,088
                                                  ========        ========


See the accompanying notes to the condensed consolidated financial statements.

                                                                   (Concluded)

                       PART I -- FINANCIAL INFORMATION

                       BIG FLOWER PRESS HOLDINGS, INC.
                              AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                   (IN THOUSANDS EXCEPT PER SHARE DATA)



                                                  QUARTER ENDED       QUARTER ENDED
                                                    MARCH 31,            MARCH 31,
                                                      1996                 1995
                                                 ---------------     ---------------
NET SALES                                         $   221,378         $   206,696

COSTS OF PRODUCTION                                   197,354             178,702
                                                 ---------------     ---------------
     GROSS PROFIT                                      24,024              27,994

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE                               20,197              18,106

INTEREST EXPENSE                                        8,180              10,492

INTEREST INCOME                                           (79)               (209)

OTHER EXPENSE, NET                                      5,775                 442

PREFERRED DIVIDENDS OF A SUBSIDIARY                                           606
                                                 ---------------     ---------------
LOSS BEFORE INCOME TAXES                              (10,049)             (1,443)

(BENEFIT)/PROVISION FOR INCOME TAXES                   (5,025)                328
                                                 ---------------     ---------------
LOSS BEFORE EXTRAORDINARY ITEM                         (5,024)             (1,771)

EXTRAORDINARY ITEM, NET                                 1,892
                                                 ---------------     ---------------
NET LOSS                                          $    (6,916)        $    (1,771)
                                                 ===============     ===============

Loss per common and common share
  equivalent before extraordinary item                 ($0.30)             ($0.16)

Extraordinary item -- early
  extinguishment of debt                               ($0.12)

Net loss per common and common
  share equivalent                                     ($0.42)             ($0.16)

Weighted average shares outstanding                16,439,220          10,816,904




See the accompanying notes to the condensed consolidated financial statements.

                      PART I -- FINANCIAL INFORMATION

                      BIG FLOWER PRESS HOLDINGS, INC.
                             AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                (IN THOUSANDS)


                                                    3 MONTHS ENDED      3 MONTHS ENDED
                                                       MARCH 31,            MARCH 31,
                                                         1996                 1995
                                                    --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $ (6,916)            $  (1,771)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:

    Provision for doubtful accounts                         --                   129
    Depreciation and amortization                        9,673                10,587
    Amortization of deferred financing costs               710                   849
    Preferred dividends of a subsidiary                     --                   606
    Loss on sale of A/R                                  1,301                    --
    (Gain)/loss on disposition of property,
     plant and equipment                                   (18)                  351
    Extraordinary Item                                   1,892                    --
    Changes in operating assets and liabilities:
     Accounts receivable                                29,895                14,774
     Proceeds from sale of A/R                          91,567                    --
     Inventories                                         9,763               (17,624)
     Prepaid expenses                                     (776)               (1,250)
     Other assets                                         (385)                 (691)
     Deferred income taxes and income taxes
      receivable                                        (2,143)                   --
     Accounts payable, compensation and
      benefits payable and other labilities            (51,065)               (1,944)
     Deferred interest                                      38                 2,034
                                                     ---------               -------
  Net cash provided by operating activities             83,536                 6,050
                                                     ---------               -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (9,351)               (1,767)
  Proceeds from sales of property, plant
   and equipment                                            27                   752
  Acquisition of Webcraft net                          (76,710)                   --
  Acquisition of Laser Tech                             (1,060)                   --
                                                     ---------               -------
  Net cash used in investing activities                (87,094)               (1,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of long-term debt                         (98,614)                   --
  Payment of notes payable                             (16,275)                 (156)
  Borrowing of long-term debt                           75,000                    --
  Deferred financing costs                              (1,313)                   --
  Net increase in revolving credit facility             41,110                (2,305)
  Proceeds from issuance of common stock                     8                   150
  Increase (decrease) in cash overdraft                  2,945                (4,392)
                                                     ---------               -------
  Net cash provided by/(used in) financing
   activities                                            2,861                (6,703)
                                                     ---------               -------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                        (697)               (1,668)

CASH AND CASH EQUIVALENTS,
  BEGINNIING OF PERIOD                                   4,598                 2,372
                                                     ---------               -------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                      $   3,901               $   704
                                                     =========               =======

See the accompanying notes to the condensed consolidated financial statements.

                        BIG FLOWER PRESS HOLDINGS, INC.
                                AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

The unaudited interim consolidated financial statements of Big Flower Press Holdings, Inc. (the "Company" or "Big Flower"), and its subsidiaries, including for periods prior to November 28, 1995, Big Flower Press, Inc. ("BFP") which was merged with and into the Company on such date, Treasure Chest Advertising Company, Inc. ("Treasure Chest"), Laser Tech Color, Inc. ("Laser Tech"), and Webcraft Technologies, Inc. ("Webcraft"), have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation for the periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results for the full year.

2.  ACQUISITIONS

The Company and BFP and its wholly owned subsidiary, TCA Merger Corp. ("Merger Corp.") were organized to effect the acquisition of Treasure Chest (the "TCA Acquisition"). On August 12, 1993, the Company acquired Treasure Chest. The TCA Acquisition was effected pursuant to an Agreement and Plan of Merger dated as of May 10, 1993, by and among certain stockholders of Treasure Chest, BFP and Merger Corp. and a Stock Purchase Agreement, dated as of July 15, 1993, by and among BFP, Treasure Chest and the Treasure Chest Advertising Company, Inc. Employee Stock Ownership Trust (the "ESOT"). In connection with the TCA Acquisition, Treasure Chest purchased certain other assets which were used by Treasure Chest in the operation of its business, from certain former stockholders and their affiliates and BFP entered into a non-compete agreement (the "Non-Compete Agreement") with the founders and former principal owners of Treasure Chest. Prior to the TCA Acquisition, the Company, BFP and Merger Corp. did not have any significant assets or liabilities or engage in any activities other than those incident to their formation, the TCA Acquisition and the financing related to the TCA Acquisition.

The Company obtained funds necessary to effect the TCA Acquisition and related transactions, to retire existing indebtedness and to pay the fees and expenses of the TCA Acquisition from (i) borrowings under a $75.0 million revolving credit agreement entered into by Treasure Chest and a group of banks led by BT Commercial Corporation (the "Credit Agreement"), (ii) the proceeds of a $150.0 million aggregate principal amount of 10-3/4% Senior Subordinated Notes due 2003 (the "Subordinated Notes") offering by BFP, (iii) issuance by BFP of $15.0 million of Preferred Stock (the "Preferred Stock") to the ESOT and (iv) the contribution by Big Flower of $32.5 million in cash which included the proceeds from $15.0 million principal amount of 11% debentures due on August 12, 2005, (the "11% Debentures") in exchange for all of the shares of common stock of BFP.

The TCA Acquisition has been accounted for as a purchase, applying the provisions of Accounting Principles Board Opinion No. 16. The total purchase cost has been allocated to Treasure Chest's assets and liabilities based on their relative fair values as of August 12, 1993, the closing date of the TCA Acquisition, based on valuations and other studies. A portion of the excess of the purchase cost over the historical book value of the net assets acquired was allocated to specific identified intangibles and the remainder, representing goodwill, is being amortized over 40 years.

On January 24, 1994 and March 16, 1994, Big Flower entered into definitive agreements (the "Agreements") to acquire Retail Graphics Holding Company ("Retail Graphics") and KTB Associates, Inc. ("KTB"), respectively (the "Acquisitions"). Big Flower subsequently assigned its rights to the Agreements to Treasure Chest. Following the consummation of the Acquisitions, KTB changed its name to Treasure Chest Advertising Company of New York, Inc. and Retail Graphics changed its name to Treasure Chest Advertising Holding Company of Texas, Inc.

Pursuant to the Agreements on April 27, 1994, Treasure Chest acquired (i) all of the issued and outstanding shares of common stock of Retail Graphics for an aggregate consideration of $39,088,000; (ii) certain printing equipment leased by Retail Graphics from D. Enterprises, Inc. ("DE"), an affiliate of Retail Graphics, for an aggregate consideration of approximately $32,390,000 (which amount was used by DE to retire the indebtedness related to such equipment);
(iii) all of the issued and outstanding shares of common stock of KTB for an aggregate consideration of $34,631,000 and (iv) certain fee interests in real property from Tomsons Properties and TKB Properties, affiliates of KTB, for an aggregate consideration of approximately $4,800,000.

In conjunction with the Acquisitions, the Credit Agreement was amended (the "Amended Credit Agreement"). The Amended Credit Agreement consisted of a $50.0 million term loan and a $100.0 million revolving credit facility.

Treasure Chest obtained the funds necessary to effect the Acquisitions, to enter into certain non-compete and other agreements, to retire certain existing indebtedness of Retail Graphics, KTB and their affiliates and to pay related fees and expenses from (i) borrowings under Treasure Chest's Amended Credit Agreement, (ii) a contribution of capital by BFP of a portion of the proceeds of an offering of $40,000,000 aggregate principal amount of its 10-3/4% Senior Subordinated Notes due 2003 (the "BFP Notes"), and (iii) a contribution of capital by Big Flower of a portion of the proceeds of an offering by Big Flower of 76,543 Units consisting of an aggregate of $76,543,000 aggregate principal amount of Big Flower 13-1/2% Senior Discount Notes due 2004 (the "13 1/2% Notes") and 612,344 shares of Class D Common Stock of Big Flower.

The Acquisitions have been accounted for as purchases, applying the provisions of Accounting Principles Board Opinion No. 16. The total purchase cost has been allocated to Retail Graphics' and KTB's assets and liabilities based on their relative fair values as of

April 27, 1994, the closing date of the Acquisitions, based on valuations and other studies. A portion of the excess of the purchase cost over the historical book value of the net assets acquired was allocated to specific identified intangibles and the remainder, representing goodwill, is being amortized over 40 years.

On November 27, 1995, BFP acquired Laser Tech, a pre-press company which provides high quality electronic and conventional graphic services. The purchase price was comprised of (i) $3.0 million paid on the closing date of such transaction, (ii) a $13.6 million note which matured in January 1996 and
(iii) and a $4.5 million note which converted into 281,250 shares of Common Stock in January 1996. In addition, in connection with the acquisition, the Company paid $8.3 million to repay certain indebtedness and other obligations of Laser Tech.

The acquisition of Laser Tech has been accounted for as a purchase, applying the provisions of Accounting Principles Board Opinion No. 16. The total purchase cost has been allocated to Laser Tech's assets and liabilities based on their relative fair value as of November 27, 1995, based on preliminary valuations and other studies. Those valuations and studies are not yet complete. The excess of the purchase cost over the fair value of net amounts acquired, representing goodwill, will be amortized over 40 years.

On March 19, 1996, Big Flower consummated the acquisition of Webcraft pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated February 1, 1996, by and among Big Flower, Webcraft and WTI Acquisition Corp., a wholly owned subsidiary of Big Flower ("Merger Sub"), whereby Merger Sub was merged with and into Webcraft, with Webcraft as the surviving corporation (the "Merger"). Pursuant to the terms of the Merger Agreement, the equity holders of Webcraft received approximately $111 million in cash, of which (i) approximately $4.0 million represented a portion of the proceeds received by Webcraft in connection with the settlement of a certain patent litigation and (ii) $4.8 million was deposited in escrow to fund any claims for indemnification by the Company.

Subsequent to the acquisition of Webcraft, the Company repurchased substantially all of Webcraft's outstanding debt at a premium which generated an extraordinary loss of $1.9 million, net of income tax benefit of $1.3 million.

Big Flower obtained the funds necessary to finance the Merger from (i) borrowings under the Restated Credit Agreement, as defined in Note 6, (ii) a securitized financing based upon the accounts receivable of Treasure Chest, Laser Tech, and Webcraft and certain of their respective subsidiaries, whereby certificates secured by such receivables were originally purchased by Bankers Trust Company and Credit Suisse (the "A/R Securitization"), and (iii) cash on hand at Webcraft.

The acquisition of Webcraft has been accounted for as a purchase, applying the provisions of Accounting Principles Board Opinion No. 16. The total purchase cost has been allocated to Webcraft's assets and liabilities based on their relative fair value as of March 19, 1996, based on preliminary valuations and other studies. Those valuations and studies are not yet complete. The excess of the purchase cost over the fair value of net amounts required, representing goodwill, will be amortized over 40 years.

The following supplemental unaudited pro forma information has been prepared as though the acquisition of Webcraft and related financing transactions had occurred at January 1, 1995 (in thousands):

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                           --------------------------
                                             1995              1996
                                           --------          --------
Net sales                                  $271,405          $285,828
Loss before extraordinary item             $ (2,114)         $ (2,012)
Loss per common and common share
  equivalent before extraordinary item     $  (0.20)         $  (0.12)


3.  INVENTORIES

Inventories as of March 31, 1996 and December 31, 1995 are summarized as follows (in thousands):


                                 MARCH 31     DECEMBER 31
                                 --------     -----------

         Paper                    $34,087        $37,878

         Ink                        1,952          1,468

         Other                      5,591          2,451
                                   -------         ------

                                  $41,630        $41,797
                                  -------        -------
                                  -------        -------


4.  INITIAL PUBLIC OFFERING

On November 28, 1995, Big Flower consummated an initial public offering (the "Offering") of 6,724,688 shares of its Common Stock, of which 5,500,000 shares were sold by Big Flower and 1,224,688 shares were sold by selling stockholders. The net proceeds of the Offering to Big Flower of $80.3 million were used to redeem on a pro rata basis at a premium, a portion of the 13 1/2% Notes, and a portion of the Subordinated Notes and the BFP Notes, (collectively the "10 3/4% Notes"). The remainder of the net proceeds, together with borrowings under the New Credit Agreement as defined in Note 6, were used to purchase at a premium the remaining balance of the 13 1/2% Notes, purchase all of the Company's 11% Debentures at 100% of principal amount, repay all amounts owed under the Amended Credit Agreement, purchase all outstanding shares of the Preferred Stock and terminate the Company's interest rate swap agreements. In connection with the Offering, BFP was merged with and into the Company.

5.  EARNINGS PER SHARE

Per share information is computed using the weighted average number of shares of Common Stock outstanding and dilutive common equivalent shares from stock options using the treasury stock method. Common equivalent shares for all common stock and options issued within one year prior to the Offering have been calculated using the treasury stock method and have been treated as outstanding for all periods prior to the Offering.

6.  OTHER

On November 28, 1995, Treasure Chest entered into a $350 million revolving credit facility (the "New Credit Agreement"). The New Credit Agreement was amended and restated on March 19, 1996 (the "Restated Credit Agreement") to add a $75 million term loan. The revolving facility will be reduced by $33.3 million on the last day of 1998, 1999 and 2000 and will mature on the last day of 2001. Principal payments on the term loan of $0.75 million are due on the last day of 1996 through 2001 and will mature on the last day of 2002. Interest on revolving loans will be payable at Treasure Chest's option (a) at a base rate plus a margin which ranges from 0.00% to 1.25% or (b) at a Eurodollar rate plus a margin which ranges from 0.50% to 2.25%. Interest on the term loan will be payable at Treasure Chest's option (a) at a base rate plus a margin of 1.50% or
(b) at a Eurodollar rate plus a margin of 2.50%. The Restated Credit Agreement also contains the usual covenant requirements and certain dividend restrictions.

                           BIG FLOWER PRESS HOLDINGS, INC.
                                   AND SUBSIDIARIES


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

    The discussion below compares the consolidated financial condition and results of operations of Big Flower for the three months ended March 31, 1996 and for the three months ended March 31, 1995.

    Because the cost of paper is a principal factor in the Company's pricing to its customers, the cost of paper significantly affects its net sales. The Company typically is able to pass increases in the cost of paper to its customers, while declines in paper costs result in lower prices to customers.
As a result of volatile changes in paper costs, there is significant volatility in the Company's net sales, but when properly managed, not in volume or profits.

    Capacity in the paper industry has generally remained fixed over recent years. Prior to mid-1994, paper supply exceeded demand, creating a significant downward pressure on paper prices. In mid-1994, higher demand surpassed the fixed capacity in all paper grades industry-wide. This created a global tightening of paper supply which resulted in higher paper prices. However, in early 1996, reduced demand has made certain grades of paper more readily available, which has resulted in paper price decreases with respect to such grades. The Company has developed strong relationships with its paper suppliers, which include many of the leading paper companies in North America. Through these relationships, if the market begins to tighten again, the Company anticipates that its paper requirements will continue to be met. The Company anticipates that its relationships and purchasing leverage will ensure its material costs will remain highly competitive.

    The Company's results of operations for the periods presented have been significantly impacted by the amortization of intangible assets which arose as a result of the acquisitions of Treasure Chest, KTB and Retail Graphics. Intangible assets of $18,500,000 related to customer backlog which arose as a result of such acquisitions had estimated lives of 1 to 2 years. Such intangible assets will be fully amortized in April 1996. Amortization of customer backlog was $390,000 for the three months ended March 31, 1996, and $2,477,000 for the three months ended March 31, 1995.

    During 1989, the Company began the implementation of its Quality
Improvement Process ("QIP"), which provides for the continuous improvement of all its processes through employee involvement and statistical process control. The Company believes that the QIP program has led to improvements in training, maintenance, production methods, sales and administration and, together with its capital investment program, has led to efficiency improvements in each year since fiscal 1989.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 WITH THE THREE MONTHS ENDED MARCH 31, 1995

    Net sales increased to $221.4 million for the three months ended March 31, 1996 from $206.7 million for the three months ended March 31, 1995, an increase
of $14.7 million or 7.1%.   The addition of Laser Tech operations for the full
three months ended March 31, 1996 and Webcraft from mid-March favorably impacted net sales. Impacted by a slow retail advertising market, Treasure Chest's volume for the three months ended March 31, 1996 was below that of the comparable prior year's period. Treasure Chest's volume (as measured by standard hours of press activity) decreased 7.6%. Paper costs, which significantly affect net sales, were 49.2% of net sales for the three months ended March 31, 1996 compared to 46.8% of net sales for the three months ended March 31, 1995.

    Gross profit for the three months ended March 31, 1996 was $24.0 million compared to $28.0 million for the three months ended March 31, 1995, a decrease of $4.0 million or 14.2%. Gross profit as a percent of net sales was 10.9% for the three months ended March 31, 1996 compared to 13.5% for the three months ended March 31, 1995. The lower gross profit in the three months ended March 31, 1996 is the net result of lower volume at Treasure Chest somewhat offset by the favorable impact of Laser Tech and Webcraft operations as discussed above. Depreciation was 2.5% of the cost of production for the three months ended March 31, 1996 compared to 2.6% for the three months ended March 31, 1995.

    Selling, general and administrative expense increased to $20.2 million in the three months ended March 31, 1996 from $18.1 million for the three months
ended March 31, 1995, an increase of $2.1 million or 11.5%.   Amortization of
intangibles included in selling, general and administrative expense for the three months ended March 31, 1996 was $4.0 million compared to $5.6 million for the three months ended March 31, 1995. Amortization of certain intangible assets associated with the acquisitions of Treasure Chest, KTB and Retail Graphics was $2.1 million lower in the three months ended March 31, 1996 compared to the prior comparable period in 1995 as several of these assets became fully amortized. Offsetting the lower amortization of intangible assets in the three months ended March 31, 1996 was a $3.8 million increase in selling, general and administrative expenses due to the addition of Laser Tech and Webcraft operations and an additional $0.3 million in higher personnel and related costs. Selling, general and administrative expense as a percentage of sales was 9.1% for the three months ended March 31, 1996 compared to 8.8% for the prior comparable quarter in 1995.

    Net interest expense for the three months ended March 31, 1996 was $8.1 million compared to $10.3 million for the three months ended March 31, 1995. Amortization of deferred financing costs were $0.7 million for the three months ended March 31, 1996 and $0.8 million for the three months ended March 31, 1995. Interest expense for the three months ended March 31, 1996 included $3.4 million in net interest on the 10 3/4% Notes and $4.0 million in net interest on other debt, primarily the New Credit Agreement.

    Other expense, net, was $5.8 million in the three months ended March 31, 1996 compared to $0.4 million in the prior comparable period in 1995. The other expense, net, for the three months ended March 31, 1996 included $5.0 million for non recurring charges related to the acquisition of Webcraft and related financing transactions.

    Loss before income taxes and extraordinary item was $10.0 million for the three months ended March 31, 1996 compared to a loss before income taxes of $1.4 million for the prior comparable quarter due to the factors mentioned above.

    The effective income tax rate for the three months ended March 31, 1996 and 1995 exceeded the federal statutory tax rate due primarily to amortization of goodwill (which is not deductible for income tax purposes), preferred dividends of a subsidiary (for the 1995 period), and state income taxes.

    The extraordinary item, net of tax, of $1.9 million, in the three months ended March 31, 1996 was due to the early extinguishment of certain Webcraft debt refinanced subsequent to the Webcraft acquisition.

    Excluding the effects of the non-recurring charges related to the acquisition of Webcraft and related financing transactions, loss before extraordinary item for the three months ended March 31, 1996 would have been $2.5 million, or $.15 cents per share.

LIQUIDITY AND CAPITAL RESOURCES

    The operations of the Company historically have been funded with internally generated funds, term debt and borrowings under a revolving credit facility and certain sale leaseback transactions.

    Since the acquisition of Treasure Chest, Big Flower's principal use of cash has been debt service and capital expenditures. Capital expenditures for the three months ended March 31, 1996 totaled $9.4 million. Big Flower's current liabilities exceeded current assets by $46.1 million at March 31, 1996 compared with working capital of $26.2 million at December 31, 1995, a decrease of $72.3 million due to the A/R Securitization closing in March 1996. The ratio of current assets to current liabilities as of March 31, 1996 was .71 to 1 and as of December 31, 1995 was 1.15 to 1.

    Net cash provided by operating activities for the three months ended March 31, 1996 was $83.5 million, an increase of $77.5 million from the prior comparable period. This increase was primarily due to the net impact of the A/R Securitization and a reduction in paper inventories offset by a higher net loss and a volume related reduction in current liabilities. Net cash used in investing activities were financed primarily through borrowings under the Restated Credit Agreement and the A/R Securitization.

    On November 28, 1995, Big Flower consummated the Offering of 6,724,688 shares of its Common Stock, of which 5,500,000 shares were sold by Big Flower and 1,224,688 shares were sold by selling stockholders. The net proceeds of the Offering to Big Flower of $80.3 million were used to redeem on a pro rata basis at a premium, a portion of the 13 1/2% Notes, and a portion of the 10 3/4% Notes. The remainder of the net proceeds, together with borrowings under the New Credit Agreement were used to purchase at a premium the remaining balance of the 13 1/2% Notes, purchase all of the Company's 11% Debentures at 100% of principal amount, repay all amounts owed under the Amended Credit Agreement, purchase all outstanding shares of the Preferred Stock and terminate the Company's interest rate swap agreements. In connection with the Offering, BFP was merged with and into the Company.

    On November 27, 1995, BFP acquired Laser Tech Color a pre-press company which provides high quality electronic and conventional graphic services.
The purchase price was comprised of (i) $3.0 million paid on the closing date of such transaction, (ii) a $13.6 million note which matured in January 1996 and (iii) a $4.5 million note which converted into 281,250 shares of Common Stock in January 1996. In addition, in conjunction with the acquisition, the Company paid $8.3 million to repay certain indebtedness and other obligations of Laser Tech.

    Simultaneously with the Offering, the outstanding shares of Class B Common Stock, Class C Common Stock and Class D Common Stock (except for certain shares of Class B Common Stock owned by BT Investment Partners, Inc. ("BTIP") were converted into shares of Common Stock on a share-for-share basis (with any fractional shares rounded up to one full share). Immediately prior to the consummation of the Offering, Big Flower paid a stock dividend of one share of Common Stock for each outstanding share of its common stock, Class B Common Stock owned by Apollo Big Flower Partners, L.P., Class C Common Stock and Class D Common Stock and a stock dividend of one share of Class B Common Stock for each outstanding share of Class B Common Stock owned by BTIP due to certain restrictions in the banking laws and regulations. In addition, the outstanding options to purchase shares of Class C Common Stock became options to purchase shares of Common Stock at the rate of two shares of Common Stock for each share of Class C Common Stock underlying such options; and fractional shares remaining were rounded up to one full share. In addition, the put rights of the holders of Class C Common Stock expired for their vested shares.

    On November 28, 1995, Treasure Chest entered into the New Credit Agreement. The Restated Credit Agreement added a $75 million term loan. The revolving facility will be reduced by $33.3 million on the last day of 1998, 1999 and 2000 and will mature on the last day of 2001. Principal payments on the term loan of $0.75 million are due on the last day of 1996 through 2001 and will mature on the last day of 2002. Interest on revolving loans will be payable at Treasure Chest's option (a) at a base rate plus a margin which ranges from 0.00% to 1.25% or (b) at a Eurodollar rate plus a margin which ranges from 0.50% to 2.25%. Interest on the term loan will be payable at Treasure Chest's option (a) at a base rate plus a margin of 1.50% or (b) at a Eurodollar rate plus a margin of 2.50%. The Restated Credit Agreement also contains the usual covenant requirements and certain dividend restrictions.

    On March 19, 1996, Big Flower consummated the acquisition of Webcraft pursuant to the Merger Agreement whereby Merger Sub was merged with and into Webcraft, with Webcraft as the surviving corporation. Pursuant to the terms of the Merger
Agreement, the equity holders of Webcraft received approximately $111 million in cash, of which (i) approximately $4.0 million represented a portion of the proceeds received by Webcraft in connection with the settlement of a certain patent litigation and (ii) $4.8 million was deposited in escrow to fund any claims for indemnification by the Company.

    Big Flower obtained the funds necessary to finance the Merger from (i) borrowings under the Restated Credit Agreement, (ii) the A/R Securitization, and (iii) cash on hand at Webcraft.

    The Company believes that internally-generated funds from operations and from the Restated Credit Agreement will be sufficient to meet its operating requirements for at least the next twelve months.

    Capital expenditures of $9.4 million and $1.8 million for the three months ended March 31, 1996 and 1995, respectively, were financed by cash from operations and by borrowings under Treasure Chest's revolving credit facility. In addition, the Company has entered into operating leases with equivalent equipment purchase value of $1.2 million and $0.3 million for the three months ended March 31, 1996 and 1995, respectively.

    The Company anticipates total acquisitions of capital equipment, whether funded by capital expenditures or operating leases, with an equivalent value of approximately $45 million in the twelve months ended December 31, 1996.

                             PART II - OTHER INFORMATION

                           BIG FLOWER PRESS HOLDINGS, INC.
                                   AND SUBSIDIARIES


Item 1.  LEGAL PROCEEDINGS -

              No reportable developments occurred in Legal Proceedings during the quarter ended March 31, 1996.

Item 2.  CHANGES IN SECURITIES -

              None

Item 3.  DEFAULTS UPON SENIOR SECURITIES -

              None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

              None


Item 5.  OTHER INFORMATION -

              None


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K -

    (a)  Exhibits

         10.1 Restated Credit Agreement, dated March 19, 1996, among Treasure Chest Advertising Company, Inc., the financial institutions named therein, Credit Suisse, as Documentation Agent, and Bankers Trust Company, as Administrative Agent.

         10.2 Certificate Purchase Agreement (Series 1996-1), dated as of March 19, 1996, by BFP Receivables Corporation, Big Flower Press Holdings, Inc., the Purchasers described therein, Credit Suisse, as Co-Agent, and Bankers Trust Company, as Agent.

         10.3 Employment Agreement, effective as of March 21, 1996, by and between Mark A. Angelson, Big Flower Press Holdings, Inc., and Treasure Chest Advertising Company, Inc.


         10.4 Employment Agreement, effective as of March 29, 1996, by and between Edward T. Reilly, Big Flower Press Holdings, Inc., and Treasure Chest Advertising Company, Inc.

    (b)  Form of Reports on Form 8-K

         A Current Report on Form 8-K filed (i) on February 8, 1996 concerning the Registrant entering an agreement to acquire Webcraft Technologies, Inc., and (ii) on April 2, 1996 concerning the merger of WTI Acquisition, Corp., a wholly owned subsidiary of the Registrant, with and into Webcraft Technologies, Inc., including the Consolidated Financial Statements of Webcraft Technologies, Inc.


         Current Report on Form 8-K/A was filed on April 24, 1996 amending the Form 8-K which was filed on April 2, 1996, to include certain pro forma financial data.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                   BIG FLOWER PRESS HOLDINGS, INC.




                   /s/Theodore Ammon
                   -------------------------------------
                   Theodore Ammon
                   Chairman of the Board
                   Principal Financial Officer and
                   Principal Accounting Officer




DATE:   May 14, 1996

                           BIG FLOWER PRESS HOLDINGS, INC.
                            QUARTERLY REPORT ON FORM 10-Q
                      FOR THE THREE MONTHS ENDED MARCH 31, 1996



                                    EXHIBIT INDEX


EXHIBIT NO.


10.1 Restated Credit Agreement, dated March 19, 1996, among Treasure Chest Advertising Company, Inc., the financial institutions names therein, Credit Suisse, as Documentation Agent, and Bankers Trust Company, as Administrative Agent.

10.2 Certificate Purchase Agreement (Series 1996-1), dated as of March 19, 1996, by BFP Receivables Corporation, Big Flower Press Holdings, Inc., the Purchasers described therein, Credit Suisse, as Co-Agent, and Bankers Trust Company, as Agent.

10.3 Employment Agreement, effective as of March 21, 1996, by and between Mark A. Angelson, Big Flower Press Holdings,
         Inc., and Treasure Chest Advertising Company, Inc.

10.4 Employment Agreement, effective as of March 29, 1996, by and between Edward T. Reilly, Big Flower Press Holdings,
         Inc., and Treasure Chest Advertising Company, Inc.