Form 10-K
period 1996-03-31
BIG FLOWER PRESS HOLDINGS INC
filed 1996-06-19
CIK 924146

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549
                               _______________________
                                      FORM 10-K
          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                               _______________________
(MARK ONE)
/   /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended ___________________

                                          OR
/ x / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from July 1, 1995 to December 31, 1995

                            Commission file number 1-14084
                               _______________________

                           BIG FLOWER PRESS HOLDINGS, INC.
                         Formerly known as BFP Holdings Corp.
                (Exact name of registrant as specified in its charter)

Delaware                                                   13-376-8322
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             identification No.)

3 East 54th Street
New York, New York  10022                                  (212) 521-1600
(Address of principal executive offices)                   (Registrant's
                                                           telephone number)
                               _______________________

             Securities registered pursuant to Section 12(b) of the Act:
  Title of Each Class                Name of Each Exchange on Which Registered
  -------------------                -----------------------------------------
Common Stock, $0.01 par value                  New York Stock Exchange
Series A Junior Preferred Stock                New York Stock Exchange
                               _______________________
           Securities registered pursuant to Section 12(g) of the Act: None
                               _______________________
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No
                                               -------       -------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates on May 31, 1996 was $73,258,335. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

    As of May 31, 1996, there were 14,715,745 shares of the registrant's Common Stock, par value $0.01 per share, and 1,738,692 shares of the registrant's Class B Common Stock, par value $0.01 per share, outstanding.

    Documents Incorporated By Reference:  None

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                        PART I
ITEM 1.   BUSINESS

    THIS TRANSITION REPORT ON FORM 10-K (THE "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 3, AND 7 HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF [FLUCTUATIONS IN THE COST OF PAPER AND OTHER RAW MATERIALS USED BY THE COMPANY, CHANGES IN THE ADVERTISING AND PRINTING MARKETS, THE FINANCIAL CONDITIONS OF THE COMPANY'S CUSTOMERS, THE GENERAL CONDITION OF THE UNITED STATES ECONOMY,] AND THE MATTERS SET FORTH IN THE REPORT GENERALLY. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

GENERAL

    Big Flower Press Holdings, Inc. ("Big Flower," and together with its subsidiaries, the "Company") has three principal operating units: Treasure Chest Advertising Company, Inc. ("Treasure Chest"), Laser Tech Color, Inc. ("Laser Tech"), and Webcraft Technologies, Inc. ("Webcraft"). Treasure Chest is a leading producer and marketer of advertising circulars for many large United States retailers and publishes TV listing guides, Sunday comics, Sunday magazines and/or special supplements for many widely circulated United States newspapers. Laser Tech is a leading provider of high quality electronic pre-press and conventional graphics services. Webcraft is a specialty printer of personalized direct mail and other products, and the Company believes Webcraft is the largest in-line commercial printer in the United States. Although each of the Company's operating units provides a variety of services to its customers, the majority of each operating unit's business is comprised of providing advertising related services.

    Treasure Chest, established in 1967, was one of the first commercial printers in the United States specializing in advertising circulars. In 1982, Treasure Chest expanded its business with the introduction of newspaper TV listing guides and Sunday comics. Treasure Chest was acquired by Big Flower in August 1993. In April 1994, Treasure Chest acquired KTB Associates, Inc. ("KTB") and Retail Graphics Holdings Company ("Retail Graphics"), increasing its net sales in its fiscal year ended June 30, 1994 by more than 36% on a pro forma basis. In calendar 1995, the Company produced more than 22.4 billion advertising circulars, 1.5 billion Sunday comics and 616 million newspaper TV listing guides.

    In November 1995, the Company acquired Laser Tech, a leading provider of electronic pre-press services to advertising agencies, retailers, magazine publishers, and consumer products companies. Laser Tech provides a full range of electronic pre-press services and digital advertising services including illustration, design, digital photographic capture, data warehousing and retrieval and on-site facilities management.

    In March 1996, the Company acquired Webcraft, which has leading market positions in such specialty product markets as personalized direct mail, fragrance samplers, promotional stamps and scratch-off lottery tickets. Webcraft's non-specialty products include enhanced envelopes and government forms.

    The Company executed an agreement in principle on June 17, 1996 to acquire Scanforms Inc. ("Scanforms"), a full-service direct mail advertising company based in Bristol, Pennsylvania with revenues of $27 million for the 12 months ended March 31, 1996. The agreement provides that Scanforms will be acquired in a stock-for-stock exchange which values Scanforms at $5.75 a share; provided, however, that Big Flower will not issue more than 0.4259 of a share or less than 0.3966 of a share of Big Flower Common Stock for each share of Scanforms' common stock. Total consideration for Scanforms will be about $26.5 million, including consideration paid for employee options, and the assumption of about $5.1 million of debt. The acquisition, subject to certain conditions including preparation of definitive documentation and approval by Scanforms' shareholders, is expected to close by August 31, 1996. However, no assurances can be given that the acquisition of Scanforms will be consummated. The Company has been granted a voting proxy on, and an option to purchase, approximately 43% of Scanforms' outstanding shares by Scanforms' two principal shareholders, including Chairman Robert A. Samans. Approval of the stockholders of the Company is not required.

    On March 21, 1996, Big Flower's Board of Directors elected to change the Company's fiscal year from a 12-month period ending June 30th to a calendar year. Unless otherwise indicated, the references herein to years are to calendar years.

    Big Flower is a Delaware corporation with its principal executive offices at 3 East 54th Street, New York, New York 10022; telephone (212) 521-1600.

MARKET BACKGROUND

    MARKET DATA USED THROUGHOUT THIS REPORT WAS OBTAINED FROM INDUSTRY PUBLICATIONS AND INTERNAL COMPANY ESTIMATES. WHILE THE COMPANY BELIEVES SUCH INFORMATION IS RELIABLE, THE ACCURACY OF SUCH INFORMATION HAS NOT BEEN INDEPENDENTLY VERIFIED AND CANNOT BE GUARANTEED.

    TREASURE CHEST. The Company believes the U.S. market for advertising circulars exceeds $4.2 billion and has grown at a faster rate in recent years than overall newspaper advertising expenditures as well as overall advertising expenditures. The Company believes that the costs associated with advertising circulars have increased at a slower rate over the past five years than the costs associated with advertising in alternative media, such as radio and television, thus enhancing the relative cost effectiveness of such circulars for advertisers. In addition, the development of sophisticated distribution programs has allowed Treasure Chest's retailing customers to utilize advertising circulars to target specific demographic or geographic groups. Industry research indicates that more than 75% of consumers read advertising circulars appearing in their Sunday newspaper. A 1994 Gallup Poll indicated that 59% of respondents used advertising circulars once a month or more to make buying decisions and that 25% used advertising circulars on a consistent, weekly basis to make buying decisions.

    The Company believes that Treasure Chest and four other companies account for approximately 50% of the advertising circular market in the United States, with more than 140 regional and local printers accounting for the balance.

    In recent years, newspapers have increased their emphasis on TV listing guides, Sunday comics and other products to enhance circulation in a competitive market. The Company believes that these publications represent attractive media for advertisers.

    LASER TECH. The Company believes that the pre-press market exceeds $5.3 billion, with compound annual growth rates approaching 5% over the past three years. The Company believes tht Laser Tech's market is highly fragmented. Laser Tech offers a wide range of electronic pre-press services including those servicing the customer needs of data warehousing and search and retrieval.

    WEBCRAFT. The Company believes that the U.S. markets for all of Webcraft's products exceeds $35.0 billion annually, with approximately 200
companies competing in such markets.   The compound annual growth rate of
direct mail advertising expenditures was 5.2% for the period 1988-1993 and is expected to be 7.7% for the period 1993-1998. This compares to a compound annual growth rate for overall advertising spending of 3.1% for the period 1988-1993 according to the 1994/95 DIRECT MARKETING ASSOCIATION STATISTICAL FACT BOOK. The Company believes more customers will use personalized direct mail techniques as mailing list databases grow in both volume of information stored and sophistication.

    The lottery industry has grown substantially in recent years as states pursue non-tax methods for generating revenues. The Company believes that the market for the lottery industry is approximatley $150 million to $200 million annually, with approximately six major printers competing in such market. There are currently 37 states plus the District of Columbia selling lottery tickets in the United States. In addition, four other states are considering instituting instant lottery games. Outside the United States, approximately 120 political entities operate lotteries.

PRODUCTS AND SERVICES

    ADVERTISING CIRCULARS. Advertising circulars are printed, stand-alone advertisements which contain no editorial comment, are generally in color, and display a broad range of products sold by a single retailer or manufacturer.
The primary users of advertising circulars are general merchandisers, specialty retailers, grocery stores, home improvement centers and drug stores.
Advertising circulars are inserted in newspapers, mailed to consumers or distributed in stores. Because advertising circulars typically advertise a specific sale event, they generally have a limited life span ranging from one to four weeks.

    Advertising circulars can be produced in color on better quality paper than the reproductions which typically appear in newspapers. Advertising circulars also allow users to vary layout, artwork, design, trim size, paper types, color and formats.

    Treasure Chest's mix of printing capabilities, which include both heatset and cold web offset presses, enables it to provide a variety of formats and designs to meet the diverse needs of its retailing customer base. Treasure Chest produces advertising circulars for many leading U.S. retailers such as American Drug Stores, Circuit City, Home Depot, J.C. Penney, Kmart, Lowes, Montgomery Ward, Safeway, Sears, Walgreens and Wal-Mart. The Company believes Treasure Chest is the largest producer of advertising circulars in the United States.

    NEWSPAPER TV LISTING GUIDES, SUNDAY COMICS, OTHER NEWSPAPER PRODUCTS AND OTHER PUBLICATIONS. Treasure Chest publishes TV listing guides, Sunday comics, Sunday magazines and/or special supplements for approximately two-thirds of the 50 most widely circulated newspapers in the United States. In recent years, newspapers have further emphasized these products in an effort to offset downward trends in circulation and regular newspaper advertising. The Company believes that the ability to provide timely delivery and high quality products at a cost-effective price is critical to success in the printing of these products.

    Treasure Chest is the largest printer of newspaper TV listing guides in the United States. Some of Treasure Chest's significant customers include the San Francisco Examiner, The Baltimore Sun, The Boston Globe, The Los Angeles Times, The Newark Star-Ledger, Newsday, The New York Times and The Philadelphia Inquirer.

    Treasure Chest began printing Sunday comics in the western United States in 1982 and in the eastern United States in 1985 and is the largest printer of Sunday comics nationwide. As of December 31, 1995, the Company printed Sunday comics for approximately 280 newspapers, including the Atlanta Journal, Miami Herald, the San Francisco Examiner, The Baltimore Sun, The Denver Post, The Los Angeles Times, The Newark Star-Ledger and The Philadelphia Inquirer.

    Treasure Chest also publishes general publications for various federal and state governmental agencies, religious organizations and other associations.

    ELECTRONIC PRE-PRESS SERVICES. Treasure Chest and Laser Tech provide the Company's customers with computerized Electronic Pre-Press ("EPP") operations, which include imaging, layout and platemaking, enabling the Company to service customers from inception of an advertising concept through layout design to the final press run. EPP involves the electronic capture of black and white or full color pictures, image retouching, combined with text and graphics into a page layout suitable for print production. In connection with these systems, the Company provides computerized advertising software
and hardware, training and service to its customers.   Electronic imaging
hubs are being developed to service the Company's regional and national customer base. These hubs will provide first-line and overflow imaging manufacturing support for regional and national sales efforts. Through electronic connections, EPP services provide customers the flexibility of changing their print advertisements from their offices. This increased flexibility reduces costs and gives customers improved control over their print advertisements and is intended to broaden the Company's customer base by expanding the Company's advertising support services.

    Laser Tech is leveraging these EPP services into the emerging technology markets of electronic distribution of information via the World Wide Web, CD ROM and other electronic delivery methods. Laser Tech's traditional customer base is actively seeking to exploit these emerging media distribution channels. The Company believes that these new distribution methods, combined with an increasing need for digital archiving and retrieval of digital images, present significant growth opportunities for Laser Tech. Laser Tech maintains multiple facilities in major markets across the country as well as "outsourced services" sites on customers' premises and at various Treasure Chest printing sites.

    In conjunction with Treasure Chest, Laser Tech is focusing on providing services to the principal customer base of Treasure Chest, including EPP services, image storage and retrieval services, and customized application software for increased production efficiency for both print and new media distribution channels. Laser Tech has recently developed MAXCESS -TM- (Media Access) application software which is designed to give advertising agencies, publishers, and corporations on-line remote access to their digitally archived picture files which can then be reformatted for [ALTERNATIVE] electronic distribution and/or resale to third parties.

    DIRECT MAIL. The majority of Webcraft's direct mail revenues are derived from the in-line production of personalized mailings which are produced by ink-jet, laser and electropress systems, integrated with an advanced data processing capability. Personalized direct mail enables consumer goods and other marketers to communicate with their customers on an individual-by-individual basis rather than relying on the broad non-personalized mailings which typically generate lower response rates.

    The primary users of Webcraft's personalized direct mail products are consumer products and financial services companies and non-profit institutions. Major customers include RJ Reynolds Tobacco Co., Chrysler Corp., Publishers Clearing House, Reader's Digest Association, Inc. and Discover Credit Corp.

    LOTTERY. Webcraft manufactures scratch-off lottery tickets for six states (Illinois, Iowa, Kansas, Michigan, New Jersey and Ohio), as well as for national lotteries in Ireland, Israel, Sri Lanka and for charitable lotteries in the United Kingdom and South Africa.

    FRAGRANCE SAMPLERS. Fragrance samplers are product samples, typically of perfume, which are distributed to potential purchasers of the fragrance through magazine inserts or as billing statements stuffers for major department stores. Webcraft is a leading producer of highly specialized fragrance samplers because of its ability to produce an accurate rendition of the perfume being marketed and its technological expertise in the microencapsulation of the fragrance. Webcraft's customers in fragrance samplers include Calvin Klein Cosmetics, Inc., Unilever United States, Inc. and Estee Lauder, Inc.

    COMMERCIAL GAMES. Commercial games are typically used to increase traffic to retail establishments by offering customers an opportunity to win various prizes. Because of the security experience Webcraft has gained in printing scratch-off lottery tickets for many years, the Company believes it is well suited to provide these services to commercial games sponsors. There are no significant recurring customers in this area of Webcraft's business since commercial games are used in specific advertising campaigns.

    STAMPS. Webcraft's stamp products include booklets and sheets of gummed, round-hole perforated stamps. Webcraft produces stamps using special in-line grinders that create the same quality of perforation found in U.S. postage stamps. Management believes that certain technologies Webcraft employs in producing stamps, such as the ability to generate letters with attached stamp sheets, give Webcraft a special advantage. Significant customers include Publishers Clearing House, Reader's Digest Association, Inc., The American Lung Association and National Wildlife Federation.

    OTHER PRODUCTS AND SERVICES. A significant portion of Webcraft's non-specialty printing involves the production of enhanced envelopes, which are essentially simple printed products involving the formation of an envelope such as catalog order forms, film mailers and airline ticket jackets. In addition, Webcraft prints forms for the U.S. Government Printing Office, including forms for the Internal Revenue Service, Social Security Administration, and the United States Postal Service ("USPS"). Webcraft also produces chemicals, adhesives, coatings, washes and solutions. Approximately half of these products are sold to industry customers and the remainder are used internally.

PRODUCTION

    TREASURE CHEST. There are three printing processes which may be used to produce advertising circulars and newspaper supplements: offset lithography (heatset and cold), rotogravure and flexography. Treasure Chest offers its customers both heatset and cold web offset lithography press capabilities. Treasure Chest currently maintains 87 heatset and 51 cold web offset presses and significant folding and in-line production capabilities.

    In the heatset web offset process, the printed web goes through an oven which dries the solvents off the ink, thereby sealing the ink to the paper. In the cold web offset process, the ink is absorbed into the paper. Because heatset web offset presses can print on high quality paper, the heatset web offset process produces a sharper image and more attractive product than cold web offset presses, but at a higher cost. The Company believes Treasure Chest's heatset web offset presses are among the most advanced available within its markets. By specializing in both heatset and cold web offset printing, Treasure Chest is able to provide a variety of formats and designs appropriate for the varied needs of its advertising and newspaper customers.

    In addition to printing capacity, certain equipment parameters are critical to competition in the advertising circular market, including cut-off length, folding capabilities and in-line finishing. Cut-off length is one of the determinants of the size of the printed paper. Treasure Chest was the first major advertising circular printer to offer customers 21-inch cut-offs, rather than the traditional 22 3/4-inch cut-offs, thereby saving approximately 8% of the paper required for a job while retaining the same image area. Folding capabilities for advertising circulars must include a wide variety of page sizes, page counts, and special folded effects. A folder designed to produce publications is not suitable to meet the varied folding requirements of advertising circulars. Finally, many advertising circulars require gluing or stitching of the product, adding cards, trimming and numbering. These production activities must often be done in-line with the press to meet the expedited delivery schedules required by many customers. Printing plants equipped to accommodate these processes off-line are often not able to meet such schedules. The Company believes that its mix and configuration of presses and press services allows for the most efficient tailoring of printing services to customers' product needs.

    LASER TECH. There are three basic printing processes used in the production of advertising materials representing the core markets of Laser
Tech: offset lithography, flexography, and rotogravure. Each of these production methods requires significantly different production requirements in the image capture, design and layout, and film or plate imaging process. In each instance, Laser Tech must anticipate the effect that each of the three processes has on the accuracy of color reproduction, and adjust its electronic color image files in such a way that aberrations in each printing process, reproduce the original color image. Laser Tech possesses a wide array of software and hardware designed to efficiently achieve this purpose and while these technologies are not proprietary, Laser Tech has amassed significant organizational expertise in the execution of these processes.

    WEBCRAFT. Some of the equipment and processes used for producing Webcraft's direct mail products have been developed by Webcraft's engineers and chemists over a period of 25 years and are proprietary to Webcraft. The Company believes that Webcraft is the printing industry leader in in-line finishing. In-line finishing, developed by Webcraft engineers in 1970, is a continuous finishing process (which may involve up to three webs of printed paper), where cutting, folding, personalizing and collecting several multi-color pieces into an envelope occurs in one continuous process. Depending on the quantity of the print job, the finished pieces (having already been sorted by zip code) are then placed in mail bags based on their zip codes and picked up by the USPS.

    The lottery tickets produced by Webcraft are printed in up to seven colors with a high gloss coat on the front and two colors on the back. Tickets are coded with game play data that is randomized from carefully planned winning schedules using sophisticated computer algorithms, imaged on the ticket by a computerized ink-jet printer and concealed by a scratch-off coating. The mathematical algorithms are developed by Webcraft computer experts and the encoding of tickets is performed by Webcraft's computer controlled process at Webcraft's high security lottery operations located in North Brunswick, New Jersey and Ypsilanti, Michigan.

SALES AND DISTRIBUTION

    At May 31, 1996, the Company maintained 30 sales locations throughout the United States, including six sales offices located in printing plants, and had 108 sales professionals who collectively had an average of approximately 13 years of experience in the printing, imaging and advertising industry.

    TREASURE CHEST. Treasure Chest's sales force is organized into three regional geographic groups in the eastern, central and western United States. Treasure Chest's sales professionals draw upon their industry expertise, knowledge of retailing and the Company's printing capabilities to help customers achieve their advertising objectives on a cost-effective basis.
The Company believes its interactive approach to servicing customers' needs distinguishes Treasure Chest's sales professionals. Many of Treasure Chest's customers rely on Treasure Chest's sales professionals to aid in the planning or design of their advertising campaigns. Treasure Chest's top ten customers, which accounted for

38.5% of the Company's sales in 1995, were American Drug Stores, Builder's Square, Home Depot, J.C. Penney, Kmart, Lowes, Montgomery Ward, Sears and Walgreens, for advertising circulars, and Western Colorprint, through which Treasure Chest markets its Sunday comics to its newspaper customers.
Treasure Chest's two largest customers, Western Colorprint and Home Depot, accounted for approximately 5.7% and 4.8% of the Company's sales, respectively, in 1995. As of December 31, 1995, the average length of Treasure Chest's relationship with its top ten customers was approximately 14 years. Consistent with industry practice, Treasure Chest generally does not have contracts with its customers requiring them to use its products or services. The Company does not believe that the loss of any single customer of Treasure Chest would have a material adverse effect on the Company's financial condition.

    The following table presents the sales by type of customer as a percentage of total Treasure Chest sales:


                                                                Percentage of
                                                              Treasure Chest
Customer Type                                                  Sales in 1995
- -------------                                                   ------------
General merchandisers . . . . . . . . . . . . . . . .            26.5%
Specialty retail and furniture. . . . . . . . . . . .            17.1
Grocery stores. . . . . . . . . . . . . . . . . . . .            13.4
Drug stores . . . . . . . . . . . . . . . . . . . . .            12.9
Home improvement centers. . . . . . . . . . . . . . .            11.8
Non-retail. . . . . . . . . . . . . . . . . . . . . .             3.5
                                                                ------
     Total advertising circulars. . . . . . . . . . .            85.2
Sunday comics . . . . . . . . . . . . . . . . . . . .             5.8
Newspaper TV listing guides . . . . . . . . . . . . .             5.1
Other newspaper products and other publications . . .             3.9
                                                                ------
     Total. . . . . . . . . . . . . . . . . . . . . .           100.0%
                                                                ------
                                                                ------


    Treasure Chest's products are delivered at the direction of its customers to specified distribution locations, including newspapers, direct mailers and retail stores. The Company believes that the size of Treasure Chest's printing plants as well as their close proximity to major population centers provide Treasure Chest with a significant cost advantage in distribution. Treasure Chest simultaneously publishes major national advertising circulars and other products in multiple locations, thereby accelerating turnaround and reducing shipping costs to the customers' locations.

    LASER TECH. Laser Tech's sales are custom manufactured items sold directly to the end users. Laser Tech's principal customer groups include magazine, retail catalog and advertising circular publishers, consumer product packaging manufacturers, advertising agencies, and consumer goods manufacturers and retailers. Laser Tech's largest customers include RJ Reynolds Tobacco Company, DDB Needham Worldwide, Tyson Foods, Zales Corporation, Marvel Comics and Office Depot.

    WEBCRAFT. While the majority of Webcraft's sales are made directly to end users, Webcraft also sells through advertising agencies, brokers and other agents. Webcraft's principal customer groups include consumer goods manufacturers, mail order and catalog publishers, fragrance marketers, financial institutions, non-profit organizations, and lottery and other government agencies. Webcraft's ten largest customers (including Publishers Clearing House, RJ Reynolds Tobacco Co., U.S. Sales, the U.S. Government and Calvin Klein) accounted for approximately 33% of its sales in 1995. On average these customers had over an eight year relationship with Webcraft.

    Lottery tickets are produced for state lottery agencies under contracts which range from six months to several years. Of Webcraft's six state lottery contracts, three expire in 1996 and the remainder expire in 1998. Lottery contracts are awarded to printers through a competitive bidding process. In certain cases, the financial health of the printer could also be a factor. Lottery printing contracts have specific performance schedules and requirements. Failure to meet these requirements can lead to monetary damages for the printer as well as possible contract termination.

    Webcraft has a contract with the USPS to supply Express Mail labels through 1997. The USPS contract provides for a pass through of paper cost changes over the length of the contract through a formula provided in the contract.

    The balance of Webcraft's sales are typically covered by purchase orders from the client and signed sales confirmations from Webcraft. These documents detail the terms and conditions of sale. Prices typically vary from project to project because each job is unique with its own variables, including run quantity, dimensions of the printed piece, personalization, special materials such as scratch off, die cuts and a number of other criteria.

RAW MATERIALS

    In 1995, Big Flower spent approximately $552.8 million on raw materials.
The primary raw materials required in the Company's printing operation are paper, ink and adhesives. The Company believes that there are adequate sources of supply for its primary raw materials and that its relationships with its suppliers yield improved quality, pricing and overall service to its customers. However, there can be no assurance that the Company's sources of supply for its paper will be adequate or, in the event that such sources are not adequate, that alternative sources can be developed in a timely manner.

    During 1995, the printing industry experienced substantial increases in the cost of paper. The Company's results of operations depend to a large extent on the cost of paper and the ability of the Company to pass along to its customers any increases in these costs. In recent years, the Company has substantially reduced the number of its suppliers of paper and has formed stronger commercial relationships with such suppliers, resulting in its ability to negotiate favorable price discounts and achieve more assured sourcing of high quality paper that meets the Company's specifications.

    In connection with its acquisition by Big Flower, Treasure Chest entered into a long-term ink supply agreement with a single supplier pursuant to which it is obligated to purchase from such supplier a substantial portion of its annual requirements for ink.

    Webcraft also has an ink supply agreement with a supplier pursuant to which Webcraft is obligated until August 1998 to purchase from such supplier not less than 80% of Webcraft's annual requirements for ink for heatset, flexographic, ultra-violet and ink jet inks at all plants operated by Webcraft.

    The Company internally produces most of the adhesives needed for its printing operations, but believes that there are other ready sources for these products.

COMPETITION

    Although commercial printing in the United States remains highly fragmented, recent technological developments and over-capacity in the printing industry have increased industry consolidation and competitive pressures. The Company believes the major competitive elements in the printing business, as well as the Company's principal methods of competition, are pricing, quality, timeliness of delivery and customer service. Pricing is dependent in large part upon the prices of paper and ink, which are the major components of the Company's product. Pricing is also influenced by shipping costs, operating efficiencies and the Company's ability to control costs. See "Raw Materials."

    The advertising circular industry is highly fragmented, and Treasure Chest competes with numerous regional and local printers for the printing of advertising circulars. Treasure Chest also competes for national accounts with several large printers, some of which have greater resources than the Company. In addition, Treasure Chest's products compete with television, radio and other forms of print media. Treasure Chest believes, however, that advertising circulars are a preferred advertising medium for general merchandisers to advertise numerous products to a targeted audience in a cost-effective manner. The Company believes that its national network of printing facilities, advanced marketing services and ability to produce high quality products at a low cost will enable it to continue to compete effectively in this environment. Treasure Chest has one major competitor in the printing of Sunday comics in the United States, which is Sullivan Graphics, a division of Sullivan Communications Incorporated, although numerous newspapers print their own Sunday comics. Treasure

Chest's newspaper TV listing guides, Sunday magazine and newspaper supplement operations also face strong competition both from other printers and newspapers. Treasure Chest's major competitors are R.R. Donnelley & Sons Company, Quebecor Printing Corporation and Sullivan Communications Incorporated.

    In the EPP services market, Laser Tech's major competitors are Applied Graphic Technologies, Inc., Wace USA and Schawk Graphics. Like commercial printing, the pre-press industry is highly fragmented and undergoing a period of consolidation. Pre-press manufacturing requires high degrees of color management expertise applied to very large image data files. The acceleration of digital manufacturing methodologies has necessitated greater data processing expertise, as well as comparatively greater capital expenditure. With its wide range of services, strategic locations and emphasis on emerging digital data handling systems, the Company believes the breadth and scope of Laser Tech's services are a key competitive advantage.

    Images are increasingly reused by advertisers across a wider range of media, both broadcast and print, to avoid re-creation costs. Laser Tech can capture, store, and then, reformat advertising images for multiple print applications, World Wide Web and other new media applications, and broadcast distribution.

    Webcraft competes with a number of different firms in each of its principal lines of business. The primary competitive factors in this specialty market are quality, flexibility, service, timeliness of delivery and price. However, in certain non-specialty markets, such as the enhanced envelope and government printing markets, price is often the dominant factor. Management believes that Webcraft's main competitive strengths are its internally developed, proprietary know-how, its ability to provide a wide range of specialty products in high volume at competitive prices and its established customer relationships.

    In the personalized direct mail market Webcraft's major competitors are Response Graphics, a division of Moore Business Forms, Inc., and Communicolor, a division of Wallace Computer Services Inc. In the lottery market, Webcraft believes that its reputation for reliability and efficiency is a significant factor in its competitive position. Lottery contracts are awarded to printers through a competitive bidding process based on preset criteria including product, security plan and features, experience, service, quality and price. In the lottery market, Webcraft's major competitors are Scientific Games, Inc., Dittler Brothers Inc. and British American Bank Note. In the fragrance sampler market, Webcraft believes that its major competitor is Arcade, Inc. In the commercial games market, Webcraft believes that it is able to compete in part because of its experience in the lottery market. Webcraft's primary competitor in this market is Dittler Brothers, Inc. In the stamps market, Webcraft believes that certain of its technologies, such as the ability to generate letters with attached stamp sheets, are significant factors in maintaining its competitive position. In the stamp market Webcraft's major competitors are Fleming-Potter Co., Dittler Brothers, Inc. and Cyril-Scott Company.

In the non-specialty market, the products produced do not have the same complexity as products produced in Webcraft's specialty printing segment. Because of this lack of complexity, there are a number of printers capable of competing with Webcraft in this area. Major competitors in the non-specialty market include Cyril-Scott Company and Double Envelope Corp. (Convertagraphics). Increases in printing press capacity in this segment have led to over-capacity in recent years, with resulting pricing pressures on printers. Webcraft's management has responded to these pressures by seeking to lower its cost structure for producing non-specialty products. In the government forms market, because of the relative simplicity of the products there are a number of competing printers. There are no clear industry leaders in this market. In this market, Webcraft believes its other business lines provide it with the flexibility to bid selectively for these contracts.

EMPLOYEES

    As of May 31, 1996, the Company had approximately 5,682 employees, of which approximately 450 were represented by labor unions. Most of Webcraft's hourly employees at its North Brunswick and Newark, New Jersey facilities are represented by the United Paper Workers International Union, AFL-CIO. Webcraft entered into a new three-year contract with this union on February 1, 1995. Under this agreement, represented employees will receive hourly base rate increases of 4% and 3% in 1996 and 1997, respectively. Webcraft's employees at its Ypsilanti facility are represented by the Graphic Communications Union. Webcraft has a collective bargaining agreement with this union through June 1998. The Company believes its relations with employees are good.

ENVIRONMENTAL ISSUES

    The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances (together, "Environmental Laws").

    The Company uses certain substances and generates certain wastes that are regulated or may be deemed hazardous under applicable Environmental Laws. From time to time, operations of the Company have resulted or may result in certain non-compliance with applicable requirements under the Environmental Laws. However, the Company believes, based on currently available information, that any such non-compliance under current Environmental Laws would not have a material adverse effect on the Company's results of operations and financial condition. However, there can be no assurance that such matters will not ultimately have such an effect.

    The Company's acquisition of Webcraft resulted in certain obligations under the New Jersey Industrial Site Recovery Act, formerly known as the Environmental Cleanup Responsibility Act (together, "ISRA"), which is triggered by the transfer of industrial property. For all but three sites, the New Jersey Department of Environmental Protection ("NJDEP") approved the transfer of Webcraft's facilities without requiring any further investigatory or cleanup work under ISRA. At two sites, Webcraft and the NJDEP agreed that Webcraft would continue to maintain financial guarantees that were previously established pursuant to ISRA (in the amount of $100,000 for one facility and $1,000,000 for the second), continue site investigations that were already underway, and institute remediation measures as appropriate, based on its investigations. At the third site, Webcraft established a nominal financial guarantee which the Company believes will be sufficient to cover the costs of investigating and remediating contamination discovered there. The Company has obtained an indemnification from the selling shareholders of Webcraft for certain costs resulting from pre-existing conditions pertaining to Webcraft, including but not limited to environmental matters. This indemnification is subject to certain limitations, including threshold requirements and a maximum liability cap of $4.8 million. With respect to Webcraft's ISRA obligations, the Company believes, based on the indemnification agreement, as well as potential contribution from a third party for contamination at one such site, and existing cost estimates for all such sites, that its liability for such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, there can be no assurance that such matters will not ultimately have such an effect.

    Treasure Chest and Webcraft have been identified as potentially responsible parties ("PRPs") for the cleanup of contamination resulting from disposals of hazardous waste pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund") and analogous state laws. Courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for response costs at a cleanup site if the harm at the site is indivisible. This generally means that each responsible party could be held liable for the entire costs of the necessary response actions at a Superfund site. As a practical matter, however, at sites where there are multiple PRPs for a cleanup, the costs of cleanup typically are allocated, according to a volumetric or other standard, among the parties. CERCLA also provides that responsible parties generally may seek contribution for the costs of cleaning up a site from other responsible parties. Thus, if one party is required to clean up an entire site, that party can seek reimbursement or recovery of such costs from other responsible parties.

    Treasure Chest has been identified as a PRP at two sites pursuant to CERCLA, and one additional site pursuant to analogous state Environmental
Laws, to which sites Treasure Chest, among others, sent waste in the past. Treasure Chest believes that, with respect to one site, its liability will not be material and the Company has established a nominal reserve to cover any such liability. With respect to the other two sites, Treasure Chest believes that it is, or may be responsible for a very minor portion, if any, of the total cleanup costs at each such site. As a result, based on a review of the data available to the Company regarding each such site, including the number and viability of other PRPs, the minor volumes of waste which Treasure Chest is alleged to have contributed, the range of likely cleanup costs, and a comparison of Treasure Chest's alleged liability at each such site to settlements previously reached by Treasure Chest in similar cases, the Company believes that such matters will not result in liabilities or expenditures that will have a material adverse effect on the Company's consolidated financial position or results of operations. Nonetheless, because neither the final total cleanup costs at each of the remaining sites have been ascertained nor Treasure Chest's final proportionate share determined, there can be no assurance that such matters, or any similar liabilities that arise in the future, will not ultimately have such an effect.

    Webcraft has been identified as a PRP at one site pursuant to CERCLA and analogous state law, to which site Webcraft, among others, sent waste in the past. Based on the minor volumes of waste which Webcraft is alleged to have contributed, the range of likely cleanup costs, and the indemnification agreement between the Company and the selling shareholders of Webcraft, the Company believes that this matter will not result in liabilities or expenditures that will have a material adverse effect on the Company's consolidated financial position or results of operations. However, because neither the final total cleanup costs at this site have been ascertained nor Webcraft's final proportionate share determined, there can be no assurance that such matters, or any similar liabilities that arise in the future, will not ultimately have such an effect. In addition, in 1990, the United States Environmental Protection Agency ("EPA") identified Webcraft as a PRP, among others, pursuant to CERCLA for regional groundwater contamination in the vicinity of Webcraft's Chalfont, Pennsylvania facility. Webcraft responded to the EPA notice disclaiming any responsibility for such contamination. As of the present time, Webcraft has heard nothing further from EPA regarding this matter. Based on an indemnification agreement with the prior site owner, as well as the indemnification agreement with the selling shareholders of Webcraft, the Company believes that its liability, if any, at this site will not be material.
However, there can be no assurance that this matter will not ultimately have such an effect.

TRADE NAMES, TRADEMARKS AND PATENTS

    The Company owns certain trade names, trademarks and patents used in its business. The loss of any such trade name, trademark or patent would not have a material adverse effect on the Company.

ITEM 2.   PROPERTIES

    Big Flower leases its executive offices in New York, New York. Treasure Chest leases its executive offices located in Baltimore, Maryland, Webcraft leases its executive offices located in Horsham, Pennsylvania, and Laser Tech leases its executive offices located in Irving, Texas.

    As of May 31, 1996, the Company owned eight and leased 16 printing plants, with lease terms expiring from June 30, 1996 to February 3, 2006, as set forth below:


PRINTING PLANTS               SQUARE FOOTAGE           LEASE TERM EXPIRATION
- ---------------               --------------           ---------------------
Atlanta, GA(1),(2)                 100,057                       ---
Chalfont, PA(1)                    320,000                       ---
Charlotte, NC                      105,400             December 31, 2002
City of Industry, CA               103,000             September 30, 1996
Columbus, OH                       141,185             December 31, 2004
Dallas, TX(2)                       90,000             September 30, 1997
East Longmeadow, MA                159,241             February 3, 2006
Elk Grove Village, IL               80,665             June 30, 1997
Irving, TX                          62,687             September 30, 1999
Lenexa, KS(1)                       90,000                       ---
Manassas, VA                       108,120             February 28, 1997
Newark, NJ(1)                       23,000                       ---
Newark, NJ                          22,692             June 30, 1996
North Brunswick, NJ(1)             296,000                       ---
North Kansas City, MO               64,867             August 31, 1999
Pomona, CA                         144,542             June 30, 1997
Portland, OR                       112,800             October 31, 2002
Sacramento, CA(1)                   57,483                       ---
Salisbury, MD                       66,000             July 7, 1999
Saugerties, NY(1)                  209,000                       ---
Salt Lake City, UT                  55,000             October 31, 1997
San Antonio, TX(1)                  67,900                       ---
Tampa, FL                           72,418             October 31, 1996
Ypsilanti, MI                       40,000             December 31, 1997

____________________
(1)      Owned
(2)      Comprised of two adjacent facilities.


    The Company believes its facilities are adequate for its present operations. The Company's properties are covered by all-risk and liability insurance which the Company believes is customary for the industry.

    As of May 31, 1996, the Company had 30 sales offices in the cities listed below, including six sales offices located in printing plants. All of the offices listed below are leased, with lease terms expiring from September 17, 1996 to December 31, 2002, with the exception of the office at Lenexa, Kansas which is owned.


Atlanta, GA(2)                Greensboro, NC           Rosemont, IL
Charlotte, NC                 Irving, TX               Sacramento, CA
Chicago, IL                   Lenexa, KS               Salt Lake City, UT
Cincinnati, OH                Los Angeles, CA          San Francisco, CA
Dallas, TX                    Minnetonka, MN           Seattle, WA
Dayton, OH                    Norwell, MA              Sewickley, PA
Del Ray Beach, FL             New York, NY             Tampa, FL
Detroit, MI                   Oakbrook, IL             Washington, DC
East Longmeadow, MA           Portland, OR             Wilmington, DE
Glendora, CA                  Reynoldsburg, OH


ITEM 3.   LEGAL PROCEEDINGS

    Certain claims, suits and complaints which arise in the ordinary course of business have been filed or are pending against the Company. The Company believes that all such matters either are adequately reserved for, are covered by insurance, or would not have a material adverse effect on the financial condition or results of operations of the Company, taken as a whole, if adversely determined against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    On September 12, 1995, the holder of 1,072,472 shares of Class A Common Stock (representing 92.6% of the outstanding shares of Class A Common Stock), approved by written consent an amendment to Big Flower's Restated Certificate of Incorporation, which changed the name of Big Flower from BFP Holdings Corp. to Big Flower Press Holdings, Inc., redesignated Big Flower's Class A Common Stock to Common Stock (the "Common Stock"), increased the authorized number of shares of capital stock, and restated certain conversion provisions with respect to Big Flower's Class B Common Stock, Class C Common Stock and Class D Common Stock.

    On November 10, 1995, by written consent, the majority holder of Big Flower's Common Stock (representing 92.6% of the outstanding shares of Common Stock) approved Amendment No. 1 to Big Flower's Restated 1993 Stock Award and Incentive Plan, as adopted by the Board of Directors of Big Flower, which increased the number of shares authorized for issuance under such plan.

    On November 28, 1995, by written consent, the majority holder of Big Flower's Common Stock (representing 92.6% of the outstanding shares of Common Stock) approved amendments to Big Flower's Restated Certificate of Incorporation to implement a classified Board of Directors and set forth other provisions governing the management of the business and the conduct of the affairs of Big Flower.

    On November 28, 1995, by written consent, the majority holder of Big Flower's Common Stock (representing 92.6% of the outstanding shares of Common Stock) and all the holders of all of the outstanding shares of Big Flower's Class B Common Stock approved amendments to Big Flower's Restated Certificate of Incorporation to increase the number of authorized shares of Class B Common Stock.

    In addition, on November 28, 1995, by written consent, the holder of a majority of the outstanding shares of Common Stock of Big Flower (representing 92.6% of the voting class of common stock of Big Flower), and the holders of all of the outstanding shares of Big Flower's Class B Common Stock and Class D Common Stock, approved amendments to Big Flower's Restated Certificate of Incorporation to increase the authorized shares of capital stock of Big Flower, authorize the issuance of preferred stock, par value $.01 per share (the "Preferred Stock"), and amend the terms of Big Flower's capital stock.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock is traded on the New York Stock Exchange, Inc. under the symbol "BGF". Each share of Common Stock is traded together with a right entitling the holder to purchase one one-hundredth of a share of Series A Junior Preferred Stock. There is no established public trading market for the Class B Common Stock.

    The Common Stock first traded on the New York Stock Exchange on November
22, 1995. Prior to November 22, 1995, there was no established trading market for the Common Stock. Set forth below are the high and low sales prices for the Common Stock for the period indicated.

PERIOD                                            HIGH          LOW
- --------------------------------------           -------        ---

November 22, 1995 to December 31, 1995           $15-3/4        $15
- --------------------------------------


As of May 31, 1996, there were approximately 113 security holders of record.

    Big Flower has never paid cash dividends on its Common Stock. Big Flower intends to continue this policy for the foreseeable future and retain earnings for repayment of indebtedness and investment in its business.

    On November 28, 1995 Big Flower entered into a $350 million revolving credit facility (the "Credit Agreement"), which was amended and restated on March 19, 1996 (the "Restated Credit Agreement") to add a $75 million term loan. The Restated Credit Agreement restricts the ability of Treasure Chest to pay dividends to the Company and the Company's ability to pay dividends to its stockholders but allows cash dividends to the Company for operating expenses in the ordinary course of business up to an amount which starts at $5.0 million for calendar 1996 and increases 10% each year. Additionally, dividends are permitted (a) to enable the Company to pay interest on its 10 3/4% Senior Subordinated Notes due 2003 (the "10 3/4% Notes") (or refinancings thereof), to pay dividends on certain issuances of preferred stock and to undertake certain debt buybacks and (b) up to 25% of cumulative consolidated net income from March 19, 1996.

    In addition, the indenture governing the 10 3/4% Notes imposes certain restrictions on Big Flower's ability to pay dividends on its Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

    The following table sets forth selected financial data of predecessor Treasure Chest prior to its acquisition by Big Flower ("Predecessor Treasure Chest") and of Big Flower and its subsidiaries (including Treasure Chest) following Big Flower's acquisition of Treasure Chest. The selected financial data as of and for each of the three fiscal years in the period ended June 30, 1993 and for the 42 days ended August 11, 1993 were derived from the audited consolidated financial statements of Predecessor Treasure Chest. The selected financial data of Big Flower as of and for the 323 day period ended June 30, 1994, the fiscal year ended June 30, 1995 and the six months ended December 31, 1995 were derived from the audited consolidated financial statements of Big Flower. The selected financial data of Big Flower for the six months ended December 31, 1994 were derived from the unaudited financial statements of Big Flower, which in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial data for such period. The results of the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. For additional information, see the consolidated financial statements of Predecessor Treasure Chest and Big Flower and the notes thereto. The selected historical financial data should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                               SELECTED FINANCIAL DATA
                                    (IN THOUSANDS)


                                                           Predecessor Treasure Chest                     Big Flower
                                                    --------------------------------------    ------------------------------------
                                                                                  42 Days                      6 Months  6 Months
                                                                                   Ended   323 Days    Year      Ended     Ended
                                                         Year Ended June 30,       August    Ended     Ended   December  December
                                                    ----------------------------      11,    June 30,  June 30,     31,       31,
                                                     1991      1992      1993       1993      1994      1995      1994     1995
                                                   --------   -------   -------    ------    ------    ------   -------   -------
OPERATING DATA:
Net sales                                          $529,605  $536,113  $555,013   $59,584  $565,046  $896,595  $456,527  $532,352
Gross profit                                         46,009    62,621    63,328     4,892    71,971   118,867    58,368    72,509
Selling, general and administrative expense          34,380    39,146    40,892     4,227    48,777    70,587    33,194    34,920
Interest expense (a)                                 12,145     9,249     6,792       578    19,350    37,049    19,840    20,578
Income (loss) before income taxes                    (4,551)    7,696    10,204      (228)   (2,678)    2,793     3,635    10,385
Income before extraordinary item                     (4,211)    4,196     4,685      (139)   (4,442)   (3,046)    1,043     5,056

Extraordinary item, Net                                  --        --        --        --        --        --        --   (19,248)

Net income (loss)                                    (4,211)    4,196     4,685      (139)   (4,442)   (3,046)    1,043   (14,192)
Average Shares Outstanding (b)
                                                                                              9,668    10,832    10,873    12,293
Other Data:
EBITDA (b)                                           22,978    37,115    34,560(e)  1,901    50,312    89,756    46,128    55,403
Capital expenditures (c)                             12,211     7,354     6,967     1,280     5,537     7,142     3,725    16,657
Cash flows provided by (used in) operating
    activities (d)                                   23,844    19,017    21,823    (6,363)   28,285    44,916    12,869    26,286
Cash flows provided by (used in) investing
    activities (d)                                  (19,538)   (2,183)   10,708    (1,280) (269,629)   (5,837)   (3,289)  (19,188)
Cash flows provided by (used in) financing
    activities (d)                                  (10,448)  (16,336)  (31,543)    6,209   243,194   (40,097)   (9,621)   (3,895)

BALANCE SHEET DATA (AT PERIOD END):
Working Capital                                     ($2,988)   $4,567   ($3,597)       --   $24,574   $32,112   $37,895   $26,223
Net property, plant and equipment                    96,533    84,238    62,850        --   144,737   129,181   137,862   137,838
Total assets                                        207,244   185,710   160,356        --   505,127   486,502   494,393   554,088
Long-term debt, net of current portion               80,923    73,183    34,485        --   328,788   297,976   323,155   270,442
Redeemable preferred stock of a subsidiary               --        --        --        --    16,913    19,357    18,079        --
Common stockholders' equity                          24,456    27,595    32,663        --    15,773    11,483    16,816    77,931
               ______________________


(a) Interest expense excludes amortization of deferred financing fees of Predecessor Treasure Chest of $0.1 million, $0.3 million, $2.4 million, and $0.1 million for fiscal 1991, fiscal 1992, fiscal 1993 and for the 42 day period ended August 11, 1993, respectively, and of Big Flower of $1.9 million, $3.4 million, $1.7 million and $1.6 million for the 323-day period ended June 30, 1994, the fiscal year ended June 30, 1995, the six months ended December 31, 1994 and the six months ended December 31, 1995, respectively.

(b) "EBITDA" represents the sum of income before income taxes, depreciation and amortization, interest income and expense, equity in (earnings) loss of unconsolidated companies, other expense, net, and asset writedowns. The exclusion of equity in (earnings) loss of unconsolidated companies and asset writedowns is consistent with the definitions in the Company's debt agreements. EBITDA is presented here to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements and should not be construed as a better indicator of operating performance than income from operations as determined in accordance with Generally Accepted Accounting Principles ("GAAP"), or a better indicator of liquidity than cash flow from operating activities as determined in accordance with GAAP.

(c) Capital expenditures do not include operating leases for equipment with equivalent purchase value of $6.6 million, $1.0 million, $9.5 million, zero, $13.7 million, $5.9 million, $4.9 million and $2.2 million for fiscal 1991, fiscal 1992, fiscal 1993, the 42 days ended August 11, 1993, the 323 days ended June 30, 1994, fiscal 1995, the six months ended December 31, 1994 and the six months ended December 31, 1995, respectively.

(d) Cash flows from operating, investing and financing activities are significantly affected by the acquisitions of Treasure Chest and the acquisitions of KTB and Retail Graphics. See the consolidated statements of cash flows of Treasure Chest and Big Flower and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(e) EBITDA for the fiscal year ended June 30, 1993 was reduced by unusual bad debt charges of $3.1 million related to the bankruptcy of Phar-Mor, Inc., a continuing customer of the Company. In addition, EBITDA for the fiscal year ended June 30, 1993 was reduced by $1.3 million due to rent expense related to a sale leaseback transaction entered into on December 28, 1992. For the 323 day period ended June 30, 1994 and the fiscal year ended June 30, 1995, and the six months ended December 31, 1995, the additional rent expense related to the sale leaseback transaction was offset by a decrease in rent expense resulting from the acquisition of Treasure Chest in which certain assets were purchased which had previously been leased to Treasure Chest from its former owners.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The discussion below relates to the consolidated financial condition and results of operations of Big Flower for the six months ended December 31, 1995, the fiscal year ended June 30, 1995 and the fiscal year ended June 30, 1994 (the combined operations of Predecessor Treasure Chest for the 42 days ended August 11, 1993 and Big Flower and its subsidiaries (including Treasure Chest) for the 323 days ended June 30, 1994), and of Predecessor Treasure Chest for the fiscal year ended June 30, 1993.

    The following Pro Forma Operating Data compares the pro forma consolidated results of operations of Big Flower for the twelve months ended June 30, 1993 and 1994 and the historical results of operations of Big Flower for the twelve months ended June 30, 1995 and the six months ended December 31, 1994 and 1995. The pro forma information has been derived by the application of pro forma adjustments to the historical consolidated results of operations of Predecessor Treasure Chest for the 42 days ended August 11, 1993 and the twelve months ended June 30, 1993. These pro forma tables give effect to the acquisition of Treasure Chest and other related financing transactions as if they were consummated as of the beginning of the periods presented.

                               PRO FORMA OPERATING DATA
                                    (IN THOUSANDS)


                              YEAR ENDED JUNE 30, 1993             YEAR ENDED JUNE 30, 1994
                          -----------------------------------------------------------------------
                                                         Predecessor
                                                           Treasure    Big
                                      Acquisition           Chest     Flower   Acquisition          Year    6 Months    6 Months
                                     of Treasure    Big    42 Days    323 Days of Treasure  Big     Ended     Ended      Ended
                          Predecessor   Chest     Flower    Ended      Ended       Chest   Flower June 30, December 31, December 31,
                           Treasure   Pro Forma    Pro    August 11,  June 30,   Pro Forma   Pro    1995       1994       1995
                             Chest   Adjustments  Forma      1993       1994    Adjustments Forma  Big Flower Big Flower Big Flower
                          ---------------------------------------------------------------------------------------------------------
Net sales                 $555,013   $    ---  $555,013    $59,584  $565,046   $    ---  $624,630   $896,595  $456,527   $532,352
Costs of production        491,685     (1,322)  490,363     54,692   493,075       (310)  547,457    777,728   398,159    459,843
                          ---------------------------------------------------------------------------------------------------------
Gross profit                63,328      1,322    64,650      4,892    71,971        310    77,173    118,867    58,368     72,509

Selling, general and
  administrative expenses   40,892     14,333    55,225      4,227    48,777      1,467    54,471     70,587    33,194     34,920
Interest expense             9,227     13,478    22,705        704    21,286      1,956    23,946     40,486    19,840     20,578
Interest income             (1,153)     1,009      (144)       (22)      (53)        20       (55)      (279)      (43)      (442)
Other expense (income), net  4,158       (702)    3,456        211     2,726     (3,658)     (721)     2,836       576      6,000
Preferred dividends of a
  subsidiary                   ---      2,151     2,151        ---     1,913        238     2,151      2,444     1,166      1,068
                          ---------------------------------------------------------------------------------------------------------
Income (loss) before
  income taxes              10,204    (28,947)  (18,743)      (228)   (2,678)       287    (2,619)     2,793     3,635     10,385
Provision (benefit) for
  income taxes               5,519     (9,878)   (4,359)       (89)    1,764        308     1,983      5,839     2,592      5,329
                          ---------------------------------------------------------------------------------------------------------
Income before
  extraordinary item        $4,685   ($19,069) ($14,384)     ($139)  ($4,442)      ($21)  ($4,602)   ($3,046)   $1,043     $5,056

Extraordinary item, Net        ---        ---       ---        ---       ---        ---       ---        ---       ---     19,248

Net income (loss)           $4,685   ($19,069) ($14,384)     ($139)  ($4,442)      ($21)  ($4,602)   ($3,046)   $1,043   ($14,192)
                         ---------   --------  --------    -------  --------    -------  --------    -------  --------   --------
                         ---------   --------  --------    -------  --------    -------  --------    -------  --------   --------

Gross profit margin                               11.6%                                     12.4%      13.3%     12.8%      13.6%


    The pro forma adjustments applied to the historical consolidated results of operations are the following: elimination of rent expense relating to certain assets purchased by Big Flower as part of the acquisition of Treasure Chest, net of depreciation charges; elimination of salaries and expenses of the former owners which did not continue, net of estimated additional corporate and employee benefit expenses; adjustment of interest expense and related amortization of deferred financing fees as a result of the credit agreement entered into in connection with the acquisition of Treasure Chest, the 10 3/4% Notes and the 11% Debentures due 2005 of Big Flower (the "11% Debentures"); elimination of interest income on notes receivable from related parties and the Treasure Chest Employee Stock Ownership Trust ("ESOT"), which were repaid in connection with the acquisition of Treasure Chest; elimination of a non-recurring contribution to the ESOT which Big Flower made pursuant to the acquisition of Treasure Chest; amortization of the excess of purchase cost over net assets acquired, intangibles and non-compete agreements; and the addition of dividends on BFP's Series A Preferred Stock (the "BFP Preferred Stock").

                                       GENERAL

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

    Capacity in the paper industry has generally remained fixed over recent years. Prior to mid-1994, paper supply exceeded demand, creating a significant downward pressure on paper prices. In mid-1994, higher demand surpassed the fixed capacity in all paper grades industry-wide. This created a global tightening of paper supply which resulted in higher paper prices. However, in early 1996, reduced demand has made certain grades of paper more readily available, which has resulted in paper price decreases with respect to such grades. The Company has developed strong relationships with its paper suppliers, which include many of the leading paper companies in North America. Through these relationships, if the market begins to tighten again, the Company anticipates that its paper requirements will continue to be met. As paper becomes more readily available, the Company anticipates that its relationships and purchasing leverage will ensure its material costs will remain highly competitive.

    The Company's results of operations for the periods presented have been significantly impacted by the amortization of intangible assets which arose as a result of the acquisitions of Treasure Chest, KTB and Retail Graphics. Intangible assets of $18,405,000 related to customer backlog which arose as a result of such acquisitions had estimated lives of 1 to 2 years. Such intangible assets were fully amortized in April 1996. Amortization of customer backlog on a historical basis was $4,955,000, $1,583,000, $6,703,000, and $9,679,000 for the six months ended December 31, 1994 and 1995, the 323 days ended June 30, 1994 and the year ended June 30, 1995, respectively.

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1995 WITH THE SIX MONTHS ENDED DECEMBER 31, 1994

    Net sales increased to $532.4 million for the six months ended December 31, 1995 from $456.5 million for the six months ended December 31, 1994, an increase of $75.9 million or 16.6%. Volume (as measured by standard hours of press activity) increased 0.8%. Paper costs, which significantly affect net sales, were 51.9% of net sales for the six months ended December 31, 1995 compared to 45.3% of net sales for the six months ended December 31, 1994.

    Gross profit for the six months ended December 31, 1995 increased to $72.5 million compared to $58.4 million for the six months ended December 31, 1994, an increase of $14.1 million or 24.2%. Despite higher paper costs, gross profit as a percent of net sales increased to 13.6% for the six months ended December 31, 1995 from 12.8% for the six months ended December 31, 1994. Per unit variable costs (excluding paper and ink costs) were lower for the six months ended December 31, 1995 compared to the prior comparable period. These reduced per unit variable costs were the result of higher volume, efficiency improvements and cost controls. The increase in gross profit for the six months ended December 31, 1995 was also favorably impacted by the addition of Laser Tech in late November and improved operating performance at the facilities acquired in April 1994. The integration of these facilities was substantially completed in the six months ended June 30, 1995 and, therefore, increases in gross profit for the six months ended June 30, 1996 are not expected to continue at the rate experienced in the six months ended December 31, 1995. Depreciation was 2.0% of the cost of production for the six months ended December 31, 1995 compared to 2.4% for the six months ended December 31, 1994.

    Selling, general and administrative expense increased to $34.9 million in the six months ended December 31, 1995 from $33.2 million for the six months ended December 31, 1994, an increase of $1.7 million or 5.2%. Amortization of intangibles included in selling, general and administrative expense for the six months ended December 31, 1995 was $8.1 million compared to $11.1 million for the six months ended December 31, 1994. Amortization of certain intangible assets associated with the acquisitions of Treasure Chest, KTB and Retail Graphics was $3.4 million lower in the six months ended December 31, 1995 compared to the prior comparable period as several of these assets became fully amortized. Offsetting the lower amortization of intangible assets in the six months ended December 31, 1995 was an increase in the provision for doubtful accounts of $1.6 million reflecting the higher volume and current conditions in certain sectors of the retail market and $2.7 million due to higher personnel and related costs and the addition of Laser Tech operations since late November 1995. Selling, general and administrative expense as a percentage of sales was 6.6% for the six months ended December 31, 1995 compared to 7.3% for the six months ended December 31, 1994.

    Net interest expense for the six months ended December 31, 1995 was $20.1 million compared to $19.8 million for the six months ended December 31, 1994. Amortization of deferred financing costs were $1.6 million for the six months ended December 31, 1995 and $1.7 million for the six months ended December 31, 1994. Interest expense for the six months ended December 31, 1995 included $12.9 million in net interest on the 10 3/4% Notes and the Company's 13 1/2% Senior Discount Notes due 2004 (the "13 1/2% Notes"), and $6.0 million in net interest on other debt, primarily the Credit Agreement entered into by Treasure Chest in April 1994 (the "1994 Credit Agreement").

    Other expense, net, for the six months ended December 31, 1995 was $6.0 million compared to $0.6 million for the six months ended December 31, 1994.
The other expense, net, for the six months ended December 31, 1995 included $1.6 million for the consolidation of two operating locations, and $3.7 million to complete the relocation of Treasure Chest's corporate office to Baltimore, Maryland from Glendora, California.

    Income before income taxes and extraordinary item was $10.4 million for the six months ended December 31, 1995 compared to income before income taxes of $3.6 million for the prior comparable period due to the factors mentioned above.

    The extraordinary item, net of tax, of $19.2 million was due to early extinguishment of debt as discussed in the Liquidity and Capital Resources section below.

    The effective income tax rate for the six months ended December 31, 1995 and 1994 exceeded the federal statutory tax rate due primarily to amortization of goodwill (which is not deductible for income tax purposes), preferred dividends of a subsidiary and state income taxes.

COMPARISON OF TWELVE MONTHS ENDED JUNE 30, 1995 WITH THE PRO FORMA TWELVE MONTHS ENDED JUNE 30, 1994

    Net sales increased to $896.6 million for the twelve months ended June 30, 1995 from $624.6 million for the comparable prior pro forma period, an increase of $272.0 million or 43.5%. The facilities acquired from KTB and Retail Graphics in April 1994 produced $189.7 million of this increase. For the twelve months ended June 30, 1995, advertising circulars were 85.8%, Sunday comics 5.3%, newspaper TV listing guides 5.1% and other newspaper products and other publications 3.8% of net sales. For the comparable pro forma period in 1994, advertising circulars were 86.0%, Sunday comics 7.1%, newspaper TV listing guides 3.4% and other newspaper products and other publications 3.5% of net sales. Volume (as measured by standard hours of press activity) increased 54.2%. Paper costs, which significantly affect net sales, were 47.0% of sales for the twelve months ended June 30, 1995 compared to 44.4% of sales in the comparable prior pro forma period.

    Gross profit for the twelve months ended June 30, 1995 increased to $118.9 million compared to $77.2 million for the comparable prior pro forma period, an increase of $41.7 million or 54.0%. Despite higher paper costs, gross profit as a percent of net sales increased to 13.3% for the twelve months ended June 30, 1995 from 12.4% in the comparable prior pro forma period. Per unit variable costs (excluding paper and ink costs) were lower for the twelve months ended June 30, 1995 compared to the prior pro forma period. These reduced per unit variable costs were the result of higher volume and utilization rates due to the acquisitions of KTB and Retail Graphics, efficiency improvements and cost controls. Depreciation was 2.5% of the cost of production for the twelve months ended June 30, 1995 compared to 2.3% for the comparable prior pro forma period.

    Selling, general and administrative expense increased to $70.6 million in the twelve months ended June 30, 1995 from $54.5 million in the comparable prior pro forma period, an increase of $16.1 million or 29.6%. This increase was primarily the result of the acquisitions of KTB and Retail Graphics. Amortization of intangibles included in selling, general and administrative expense for the twelve months ended June 30, 1995 was $22.1 million compared to $17.2 million for the comparable prior pro forma period. The increase of $4.9 million was due to the acquisitions of KTB and Retail Graphics. Selling, general and administrative expense as a percentage of sales was 7.9% for the twelve months ended June 30, 1995 compared to 8.7% for the comparable prior pro forma period.

    Net interest expense for the twelve months ended June 30, 1995 was $40.2 million compared to $23.9 million for the comparable prior pro forma period. This increase is principally the result of the financing associated with the acquisitions of KTB and Retail Graphics. Amortization of deferred financing fees was $3.4 million for the twelve months ended June 30, 1995 compared to $2.1 million for the comparable prior pro forma period. The increase of $1.3 million was principally due to the acquisitions of KTB and Retail Graphics. Interest for the twelve months ended June 30, 1995 included $26.3 million in net interest on the 10 3/4% Notes and the 13 1/2% Notes, and $10.7 million in net interest on other debt, primarily the 1994 Credit Agreement.

    Other expense, net for the twelve months ended June 30, 1995 was $2.8 million compared to other income, net of $0.7 million for the comparable prior pro forma period. The twelve months ended June 30, 1995 had a loss on the disposition of equipment of $0.4 million and $1.7 million for the relocation of Treasure Chest's executive offices. The comparable prior pro forma period had a gain on the disposition of equipment of $0.6 million and a $0.7 million gain on the sale of the Company's interest in an unconsolidated used printing equipment sales and remanufacturing company.

    Income before income taxes was $2.8 million for the twelve months ended June 30, 1995 compared to loss before income taxes of $2.6 million for the comparable prior pro forma period due to the factors mentioned above.

    The effective income tax rate for the twelve months ended June 30, 1995 exceeded the federal statutory tax rate due primarily to amortization of goodwill (which is not deductible for income tax purposes), dividends on the Preferred Stock and state income taxes.

    Net income for the six months ended December 31, 1995 and December 31, 1994 on a pro forma basis reflecting the impact of Big Flower's initial public offering (the "Offering") on November 28, 1995 of shares of Common Stock and related transactions would have been $8.7 million, or $0.53 cents per share, and $5.9 million, or $0.36 cents per share, respectively. Excluding the effects of the second quarter charges for the consolidation of two operating locations and to complete the relocation of Treasure Chest's corporate office, net income for the six months ended December 31, 1995 would have been $11.9 million, or $.72 cents per share.

COMPARISON OF PRO FORMA TWELVE MONTHS ENDED JUNE 30, 1994 WITH THE PRO FORMA TWELVE MONTHS ENDED JUNE 30, 1993

    Net sales increased to $624.6 million for the pro forma twelve months ended June 30, 1994 from $555.0 million for the comparable prior pro forma period, an increase of $69.6 million or 12.5%. This increase was primarily due to a 10.2% increase in volume (as measured by standard hours of press activity), and $34.1 of the increase was attributable to two months sales of KTB and Retail Graphics. For the twelve months ended June 30, 1994, advertising circulars were 86.0%, Sunday comics 7.1%, newspaper TV listing guides 3.4% and other newspaper products and other publications 3.5% of net sales. For the comparable prior pro forma period, advertising circulars were 85.9%, Sunday comics 7.5%, newspaper TV listing guides 3.1% and other newspaper products and other publications 3.5% of net sales. Paper costs, which significantly affect net sales, were 44.4% of sales for the pro forma twelve months ended June 30, 1994 compared to 43.7% of sales in the comparable prior pro forma period.

    Gross profit for the pro forma twelve months ended June 30, 1994 increased to $77.2 million compared to $64.7 million for the comparable prior pro forma period, an increase of $12.5 million or 19.4%. Gross profit as a percent of net sales increased to 12.4% for the pro forma twelve months ended June 30, 1994 from 11.6% in the comparable prior pro forma period. Per unit variable costs (excluding paper and ink costs) were lower for the pro forma twelve months ended June 30, 1994 compared to the comparable prior pro forma period. These reduced per unit variable costs were the result of efficiency improvements and cost controls. Per unit paper and ink costs decreased for the pro forma twelve months ended June 30, 1994 from the comparable prior pro forma period. This was the result of lower paper prices and favorable contract re-negotiations with major ink vendors which especially impacted the fourth quarter results. Depreciation was 2.3% of the cost of production for the twelve pro forma months ended June 30, 1994 compared to 2.5% for the comparable prior pro forma period.

    Selling, general and administrative expense decreased to $54.5 million in the pro forma twelve months ended June 30, 1994 from $55.2 million in the comparable prior pro forma period, a decrease of $0.7 million or 1.4%. Selling, general and administrative expense for the pro forma twelve months ended June 30, 1993 included a $3.1 million bad debt reserve related to the bankruptcy of Phar-Mor, Inc. Excluding the effect of this item, selling, general and administrative expense increased $2.4 million for the pro forma twelve months ended June 30, 1994. This was the result of $1.0 million in increased amortization of goodwill, intangible assets and the non-compete agreements for the acquisitions of KTB and Retail Graphics. Amortization of intangibles included in selling, general and administrative expense for the twelve months ended June 30, 1994 was $17.2 million compared to $16.2 million for the comparable prior pro forma period. Payouts under Treasure Chest's executive and sales incentive plans increased $1.2 million as a result of operating and sales performance improvements in 1994.

    Net interest expense for the pro forma twelve months ended June 30, 1994 was $23.9 million compared to $22.6 million for the comparable prior pro forma period. Amortization of deferred financing fees totaled $2.1 million for the pro forma twelve months ended June 30, 1994 compared to $1.9 million for the comparable prior pro forma period. Interest expense increased due to the interest on borrowings to fund the acquisitions of KTB and Retail Graphics.

    Other income, net for the pro forma twelve months ended June 30, 1994, was $0.7 million compared to other expense, net of $3.5 million for the comparable prior pro forma period. This change was the result of lower expenses of $0.6 million related to previously closed facilities, lower expense related to an unconsolidated used printing equipment sales and remanufacturing company of $1.9 million, and a $1.4 million favorable change in gain/loss on disposition of assets.

    Loss before income taxes was $2.6 million for the pro forma twelve months ended June 30, 1994 compared to a loss of $18.7 million for the comparable prior pro forma period due to the factors mentioned above.

    The effective income tax rate for the twelve months ended June 30, 1994 exceeded the federal statutory tax rate due primarily to amortization of goodwill (which is not deductible for income tax purposes), preferred dividends of a subsidiary and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    The operations of the Company historically have been funded with internally generated funds, term debt and borrowings under a revolving credit facility and certain sale leaseback transactions.

    Since the acquisition of Treasure Chest, Big Flower's principal use of cash has been debt service and capital expenditures. Capital expenditures for the six months ended December 31, 1995 totaled $16.7 million. Big Flower's working capital at December 31, 1995 was $26.2 million, compared with $32.1 million at June 30, 1995, a decrease of $5.9 million. The ratio of current assets to current liabilities as of December 31, 1995 was 1.15 to 1 and as of June 30, 1995 was 1.25 to 1.

    Net cash provided by operating activities for the six months ended December 31, 1995 was $26.3 million, an increase of $13.4 million from the prior comparable period. This increase was primarily due to higher net income before extraordinary items and an increase in cash provided by changes in working capital components. Accounts receivable were up from the June 30, 1995 level due to higher sales volume and the timing of cash collections. Offsetting the accounts receivable increase was a volume related increase in accounts payable and an increase in cash overdrafts included in financing activities. Net cash used in investing activities was financed through increased borrowings on the Company's revolving credit facility and through the increase in cash overdrafts discussed above. The net cash used in financing activities includes the impact of the Offering and other related transactions.

    The Offering consisted of 6,724,688 shares of Common Stock, of which 5,500,000 shares were sold by Big Flower and 1,224,688 shares were sold by selling stockholders. The net proceeds of the Offering to Big Flower of $80.3 million were used to redeem on a pro rata basis at a premium, a portion of the 13 1/2% Notes, and a portion of the 10 3/4% Notes. The remainder of the net proceeds, together with borrowings under the Credit Agreement, were used to purchase at a premium the remaining balance of the 13 1/2% Notes, purchase all of Big Flower's 11% Debentures at 100% of principal amount, repay all amounts owed under the 1994 Credit Agreement, purchase all outstanding shares of the BFP Preferred Stock and terminate Big Flower's interest rate swap agreements. The termination of the swap agreements and the repayment of the 13 1/2% Notes, the 10 3/4% Notes and the Credit Agreement generated an extraordinary loss, net of tax of $19.2 million, for the premiums and the deferred financing costs associated with the amounts repaid. In connection with the Offering, Big Flower Press, Inc. was merged with and into the Company.

    On November 27, 1995, Big Flower acquired Laser Tech. The purchase price was comprised of (i) $3.0 million paid on the closing date of such transaction,
(ii) a $13.6 million note which matured in January 1996 and (iii) a $4.5 million note which converted into 281,250 shares of Common Stock in January 1996. In addition, in conjunction with the acquisition the Company paid $8.3 million to repay certain indebtedness and other obligations of Laser Tech.

    Simultaneously with the Offering, the outstanding shares of Class B Common Stock, Class C Common Stock and Class D Common Stock (except for certain shares of Class B Common Stock owned by BT Investment Partners, Inc. ("BTIP")), were converted into shares of Common Stock on a share-for-share basis (with any fractional shares rounded up to one full share). Immediately prior to the consummation of the Offering, Big Flower paid a stock dividend of one share of Common Stock for each outstanding share of its Common Stock, Class B Common Stock owned by Apollo Big Flower Partners, L.P., Class C Common Stock and Class D Common Stock and a stock dividend of one share of Class B Common Stock for each outstanding share of Class B Common Stock owned by BTIP due to certain restrictions in the banking laws and regulations. In addition, the outstanding options to purchase shares of Class C Common Stock became options to purchase shares of Common Stock at the rate of two shares of Common Stock for each share of Class C Common Stock underlying such options; and fractional shares remaining were rounded up to one full share. In addition, the put rights of the holders of Class C Common Stock expired for their vested shares.

    The revolving facility of the Restated Credit Agreement will be reduced by $33.3 million on the last day of 1998, 1999 and 2000 and will mature on the last business day of 2001. Principal payments on the term loan of $0.75 million are due on the last business day of 1996 through 2001 and will mature on the last day of 2002. Interest on revolving loans will be payable at Treasure Chest's option (a) at a base rate plus a margin which ranges from 0.00% to 1.25% or (b) at a Eurodollar rate plus a margin which ranges from 0.50% to 2.25%. Interest on the term loan will be payable at Treasure Chest's option (a) at a base rate plus a margin of 1.50% or (b) at a Eurodollar rate plus a margin of 2.50%. The Restated Credit Agreement also contains certain standard covenant requirements and certain dividend restrictions.

    On March 19, 1996, Big Flower consummated the acquisition of Webcraft, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated February 1, 1996, by and among Big Flower, Webcraft and WTI Acquisition Corp, a wholly owned subsidiary of Big Flower ("Merger Sub"), whereby Merger Sub was merged with and into Webcraft,with Webcraft as the surviving corporation (the "Merger"). Pursuant to the terms of the Merger Agreement, the equity holders of Webcraft received approximately $111 million in cash, of which (i) approximately $4.0 million represented a portion of the proceeds received by Webcraft in connection with the settlement of a certain patent litigation and (ii) $4.8 million was deposited in escrow to fund any claims for indemnification by the Company.

    Big Flower obtained the funds necessary to finance the Merger from (i) borrowings under the Restated Credit Agreement, (ii) a securitized financing based upon the accounts receivable of Treasure Chest, Laser Tech, and Webcraft and certain of their respective subsidiaries, whereby certificates secured by such receivables were purchased by Bankers Trust Company and Credit Suisse (the "A/R Securitization"), and (iii) cash on hand at Webcraft.

    The Company believes that internally generated funds from operations and from the Restated Credit Agreement will be sufficient to meet its operating requirements for at least the next twelve months.

    Capital expenditures of $16.6 million and $3.7 million for the six months ended December 31, 1995 and 1994, respectively, were financed by cash from operations and by borrowings under the Restated Credit Agreement. In addition, the Company has entered into operating leases with equivalent equipment purchase value of $2.2 million and $4.9 million for the six months ended December 31, 1995 and 1994, respectively.

    The Company anticipates total acquisitions of capital equipment, whether funded by capital expenditures or operating leases, with an equivalent value of approximately $45 million in the twelve month period ended December 31, 1996.


SEASONALITY


    Treasure Chest's advertising circular business is seasonal in nature, with activity increasing prior to the following advertising periods: Easter (March 15-April 15); Memorial Day (April 15-May 15); Back to School (July 15-August
15); and Thanksgiving/Christmas (October 1-December 15). On a monthly basis, Treasure Chest's sales are generally highest in April, May, October and November. Sunday comics, newspaper TV listing guides, other newspaper products and other publications are not seasonal in nature. Net sales for the Company by quarter for the twelve months ended December 31, 1995 were 21.3%, 24.0%, 24.9% and 29.8% of total net sales for the quarters ended March 31, June 30, September 30 and December 31, respectively. Based on its historical experience, the Company expects its operating results to be highest in the quarter ended December 31 and weakest in the quarter ended March 31.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the Index to Consolidated Financial Statements and Schedules on page F-1 for Big Flower's consolidated financial statements and notes thereto and supplementary schedules. All other schedules have been omitted as not required or not applicable or because the information required to be presented is included in the consolidated financial statements and related notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of Big Flower as of May 31, 1996 are as follows:


NAME                          AGE       POSITION
- ----                          ---       --------
Theodore Ammon. . . . .      46        Chairman of the Board and Chief
                                       Executive Officer
Donald E. Roland. . . .      53        Director
Sanford G. Scheller . .      64        Vice Chairman of the Board
Leon D. Black . . . . .      43        Director
Edward M. Yorke . . . .      36        Director
Peter G. Diamandis. . .      63        Director
Joan Daniels Manley . .      62        Director
Edward T. Reilly. . . .      49        President and Chief Operating Officer
Mark A. Angelson. . . .      45        Executive Vice President and General
                                       Counsel and Secretary of the Board


    Theodore Ammon has been the Chairman of the Board and Chief Executive Officer of Big Flower since its inception. Mr. Ammon has also been the Chairman of the Board of Treasure Chest since 1993. Mr. Ammon was a General Partner of Kohlberg Kravis Roberts & Co. (a New York and San Francisco-based investment firm) from 1990 to 1992, and an executive of such firm prior to 1990. Mr. Ammon is also a member of the Board of Directors of Host Marriott Corporation, Foodbrands America, Inc., Culligan Water Technologies, Inc. and Samsonite Corporation. In addition, Mr. Ammon serves on the Board of Directors of the New York YMCA and on the Board of Trustees of Bucknell University.

    Donald E. Roland has been a Director of Big Flower since June 1995 and has been the Chief Executive Officer of Treasure Chest since June 1995, President of Treasure Chest since March 1995 and Chief Operating Officer of Treasure Chest since 1994. Mr. Roland served as the Executive Vice President of Treasure Chest from 1993 to 1994 and Senior Vice President, Operations of Treasure Chest from 1984 to 1993. From 1983 to 1984, Mr. Roland served as Group Vice President of Treasure Chest's Mid-American Operations. Prior to joining Treasure Chest in 1983, Mr. Roland held numerous positions at Times Mirror Press, most recently as Vice President, Operations.

    Sanford G. Scheller has been Vice Chairman of Big Flower since June 1995 and has been a Director of Big Flower since 1993. Mr. Scheller was the Chief Executive Officer of Treasure Chest from 1986 to June 1995 and was the President of Treasure Chest from 1986 to March 1995. From 1985 to 1986, Mr. Scheller was a Vice President and General Manager of Champion International. From 1979 to 1985, Mr. Scheller served as a Vice President and General Manager at St. Regis Paper Company, in the bag packaging/consumer products division.

    Leon D. Black has been a Director of Big Flower since 1993. Mr. Black is one of the founding principals of Apollo Advisors, L.P. which, together with its affiliates, serves as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds, and of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. Prior to 1990, Mr. Black was a managing director and senior executive of Drexel Burnham Lambert Incorporated. Mr. Black is a director of Converse, Inc., Culligan Water Technologies, Inc., Interco, Incorporated, Gillette Holdings, Inc., New York Law Publishing Company, Samsonite Corporation and Telemundo Group Inc.

    Edward M. Yorke has been a Director of Big Flower since 1993. Mr. Yorke has been an officer since 1992 of Apollo Capital Management, Inc. and Lion Capital Management, Inc. which respectively act as general partners of Apollo Advisors, L.P. and Lion Advisors, L.P. Mr. Yorke also is a limited partner of Apollo Advisors, L.P. which, together with its affiliates, acts as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds, and a limited partner of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. From 1990 to 1992, Mr. Yorke was a vice president in the high yield capital markets group of BT Securities Corp. Prior to 1989, Mr. Yorke was a member of the mergers and acquisitions group of Drexel Burnham Lambert Incorporated. Mr. Yorke is a director of Aris Industries, Inc., Salant Corporation and Telemundo Group, Inc.

    Peter G. Diamandis has been a Director of Big Flower since September 1994. Mr. Diamandis has been Vice Chairman of Donnelley Marketing, Inc. since 1991 and has been the Chairman of TVSM, Inc. since 1991. From 1988 to 1991, Mr. Diamandis served as President and Chief Executive Officer of Hachette Publications, which purchased Diamandis Communications Inc. in 1988. From 1987 to 1988, Mr. Diamandis served as Chairman, President and Chief Executive Officer of Diamandis Communications Inc., a publisher of special interest magazines. From 1983 to 1987, Mr. Diamandis was president of CBS Magazines ("CBS"). In 1982, Mr. Diamandis joined CBS as Vice President, Group Publisher, Women's Day, and served as President of CBS from September 1983 to 1987. Mr. Diamandis serves on the Board of Trustees of Bucknell University and the Board of Directors of the Publishers Information Bureau.

    Joan Daniels Manley has been a Director of Big Flower since September 1994. Ms. Manley retired from Time Incorporated in 1984, where she had held numerous positions since 1960. At the time of her retirement, Ms. Manley was Group Vice President and a director of Time Incorporated. Ms. Manley serves on the Board of Directors of Aon Corporation, Sara Lee Corporation, Scholastic, Inc. and Viking Office Products, Inc. and is a Trustee of the Keystone Center.

    Edward T. Reilly has been President and Chief Operating Officer of Big Flower since March 1996. Prior to joining Big Flower, Mr. Reilly held a variety of executive positions with McGraw-Hill, Inc. in their Broadcast and Publication groups from 1968 to 1996, and served as President of McGraw-Hill Broadcasting from 1987 to 1996. Mr. Reilly has been active in television industry affairs, having served as the Chairman of the Television Bureau of Advertising and as a member of the Board of Directors of the National Association of Broadcasters.

    Mark A. Angelson has been Executive Vice President and General Counsel and Secretary of the Board of Big Flower since March 1996. Prior to joining Big Flower, Mr. Angelson was a partner of the law firm Sidley & Austin from 1982 to 1996. Mr. Angelson was Co-Chair of Sidley's international operations, founder of the firm's English law practice and manager of the firm's offices in Singapore, New York and London. Mr. Angelson is admitted to practice law in the State of New York and admitted to practice law in England and Wales.

    The directors are divided into three classes, designated Class I, Class II and Class III. Each class consists of one third of the total number of directors constituting the entire Board of Directors. Currently, the Class I directors are Messrs. Scheller, Black and Yorke; the Class II directors are Ms. Manley and Mr. Diamandis; and the Class III directors are Messrs. Ammon and Roland. The term of the initial Class I directors shall terminate on the date of the Company's 1996 annual meeting of stockholders; the term of the initial Class II directors shall terminate on the date of the 1997 annual meeting of stockholders; and the term of the initial Class III directors shall terminate on the date of the 1998 annual meeting of stockholders. At each annual meeting of stockholders beginning in 1996, successors to the class of directors whose term expires at that annual meeting shall be elected for a three-year term. If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, and any additional directors of any class elected to fill a vacancy resulting from an increase in such class shall hold office for a term that shall coincide with the remaining term of that class, but in no case will a decrease in the number of directors shorten the term of any incumbent director. A Class I, II or III director shall hold office until the annual meeting for the year in which such director's term expires and until such director's successor shall be elected and shall qualify, subject, however, to prior death, resignation, retirement, disqualification or removal from office. Any director elected to fill a vacancy shall hold office for a term that shall coincide with the term of the class to which such director shall have been elected.

DIRECTOR COMPENSATION

    Directors of Big Flower who are also executive officers of Big Flower or its subsidiaries do not receive any additional compensation for service as a member of the Board of Big Flower or any of its committees. All other directors of Big Flower are paid an annual fee of $25,000.

LATE FILINGS

    On one occasion, BTIP failed to file on a timely basis a statement of a change in beneficial ownership as required by Form 3 pursuant to Section 16(a) of the Securities Exchange Act of 1934. Immediately following BTIP's oversight, it corrected this matter.

ITEM 11.   EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid for the transition period from July 1, 1995 to December 31, 1995 ("TP95") and for the fiscal years ended June 30, 1993, June 30, 1994 and June 30, 1995, to Theodore Ammon, the Chief Executive Officer of Big Flower, Donald E. Roland, the Chief Executive Officer of Treasure Chest, and each of the four other most highly paid executive officers of Treasure Chest who were serving as executive officers as of the end of TP95 (the "Named Executive Officers"). With the March 1996 acquisition of

Webcraft and the recent hiring of Messrs. Reilly and Angelson as executive officers of Big Flower, the executive officers of Big Flower are Messrs. Ammon, Reilly, Angelson and Scheller.

                              SUMMARY COMPENSATION TABLE


                                                                                                 LONG-TERM
                                                            ANNUAL COMPENSATION                 COMPENSATION
                                             ------------------------------------------------   ------------
                                                                                                   AWARDS
                                                                                                   ------
                                                                                                SECURITIES
                                                                                                UNDERLYING        ALL OTHER
                                  FISCAL                                       OTHER ANNUAL     OPTIONS/SARS     COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR          SALARY ($)     BONUS ($)(1)  COMPENSATION ($)        (#)           ($)(2)
- ---------------------------        -----         ---------      -----------   ---------------   ------------     ------------
Theodore Ammon                     TP95          344,750                -                -          300,000                -
 Chief Executive Officer           1995          643,750          392,600                -                -            2,310
 of Big Flower and                 1994          529,615          447,200                -                -                -
 Chairman of the Board of          1993                -                -                -                -                -
 Treasure Chest

Donald E. Roland                   TP95          224,267                -          112,315(3)             -            1,713
 Chief Executive Officer and       1995          321,513          163,080                -                -              943
 President of Treasure Chest       1994          289,380          185,760                -           26,001              876
                                   1993          247,710           92,400                -                -            5,566

Herbert W. Moloney III             TP95          113,667                -                -                -            1,815
 Senior Vice President             1995          177,551          111,740            8,661(4)             -            1,723
 Marketing and Sales of            1994                -                -                -                -                -
 Treasure Chest                    1993                -                -                -                -                -

David E. Glick                     TP95          112,500                -                -                -                -
 Senior Vice President and General 1995          211,769          107,670          318,461(5)             -            3,346
 Manager of Treasure Chest         1994          191,734          127,280                -           12,441            1,771
                                   1993          164,780           47,145                -                -            5,464

Wayne S. Lynn                      TP95          112,500                -                -                -            3,079
 Senior Vice President and General 1995          204,263           97,310           24,548(6)         7,775                -
 Manager of Treasure Chest         1994           54,977           31,820           21,385(7)             -                -
                                   1993                -                -                -                -                -

Thomas R. Zimmer                   TP95          112,500                -                -                -              727
 Senior Vice President and General 1995          198,333          115,070                -            2,488            2,971
 Manager of Treasure Chest         1994          151,140           80,550                -            8,460            2,530
                                   1993          133,157           44,640                -                -            2,302

_______________


(1) Annual bonuses under Treasure Chest's Executive Incentive Plan are scheduled to be determined and paid with respect to the plan year ending June 30, 1996 in September 1996.
(2) Amounts shown for TP95 reflect 401(k) matching contributions made by Treasure Chest to the officers' individual accounts under the Treasure Chest Advertising Company, Inc. Savings Plus Plan.
(3) $108,315 in relocation cost reimbursements (including tax gross up) and $4,000 in auto allowance.
(4) $8,661 in auto allowance.
(5) $308,741 in relocation cost reimbursements (including tax gross up) and $9,720 in auto allowance.
(6) $14,828 in relocation cost reimbursements (including tax gross up) and $9,720 in auto allowance.
(7) $18,955 in relocation cost reimbursements (including tax gross up) and $2,430 in auto allowance.

    The following table sets forth option grants to purchase Common Stock made to the Named Executive Officers during TP95 under the Big Flower Press Holdings Inc. Restated 1993 Stock Award and Incentive Plan (the "1993 Stock Plan"). The Company did not grant any SARs during TP95.

                              OPTION/SAR GRANTS IN TP95

                                  INDIVIDUAL GRANTS
                        ----------------------------------------

                                                                                         POTENTIAL REALIZABLE
                                                                                           VALUE AT ASSUMED
                                                                                                ANNUAL
                          NUMBER OF     % OF TOTAL                                        RATES OF STOCK PRICE
                        SECURITIES    OPTIONS/SARS                                          APPRECIATION FOR
                        UNDERLYING     GRANTED TO     EXERCISE OR                           OPTION TERM (2)
                       OPTIONS/SARS    EMPLOYEES IN    BASE PRICE     EXPIRATION        -------------------------
NAME                    GRANTED(#)(1)      TP95        ($/SHARE)        DATE            5%($)         10%($)
- ----                    -------------      ----         --------        ----           ----           -----
Theodore Ammon             300,000        100%            16.00        11/21/05      3,018,694       7,649,963
Donald E. Roland              0             0              --             --            --             --
Herbert W. Moloney III        0             0              --             --            --             --
David E. Glick                0             0              --             --            --             --
Wayne S. Lynn                 0             0              --             --            --             --
Thomas R. Zimmer              0             0              --             --            --             --


(1) Mr. Ammon's options vest at the rate of 33 1/3% on each anniversary of the date of grant. The exercise price of $16.00 was the closing price of Big Flower's common stock on the date of the grant.
(2) The potential gains shown are net of the exercise price of the options and do not include the effect of any taxes associated with exercise. The amounts are for the assumed rates of appreciation only, do not constitute projections of future stock price performance, and may not necessarily be realized. Actual gains, if any, upon exercise of the options will depend on the future performance of the Common Stock, continued employment of the optionee with the Company and other factors.

    The following table sets forth the number and value of options to purchase Common Stock held by the Named Executive Officers as of the end of TP95.


                       AGGREGATED OPTION/SAR EXERCISES IN TP95
                           AND TRANSITION PERIOD-END VALUES

                                                                               NUMBER OF SECURITIES                 VALUE OF
                                                                                    UNDERLYING                     UNEXERCISED
                                                                                     UNEXERCISED                 IN-THE-MONEY
                                                                                   OPTIONS/SARS                   OPTIONS/SARS
                                                                                AT END OF TP95 (#)            AT END OF TP95 ($)
                         SHARES                                                 -----------------            ------------------
                       ACQUIRED ON                      VALUE                     EXERCISABE/                   EXERCISABLE/
                       EXERCISE (#)                   REALIZED ($)               UNEXERCISABLE(1)               UNEXERCISABLE(2)
                       ------------                   ------------               ----------------               ----------------
  Theodore Ammon            --                            --                          0/300,000                       0/0
  Donald E. Roland (2)      --                            --                        20,801/31,202               255,436/383,161
  Herbert W. Moloney III    --                            --                       3,110/12,440                  36,605/146,419
  David E. Glick (2)        --                            --                       9,953/14,929                 122,223/183,328
  Wayne S. Lynn             --                            --                       3,110/12,440                36,605/146,419
  Thomas R. Zimmer (2)      --                            --                       7,763/14,133                  94,822/171,523


(1) Except with respect to Mr. Ammon, shares of Common Stock purchasable upon the exercise of options listed as "exercisable" are subject to certain restrictions on transfer until November 1, 1996.
(2) Value of all options for Messrs. Roland and Glick and 16,920 options for Mr. Zimmer does not include $.89 per option share paid by such individuals to purchase such options.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

    The following table sets forth annual amounts payable upon retirement under Treasure Chest's supplemental executive retirement plan (the "SERP").


                                  PENSION PLAN TABLE


                                   YEARS OF SERVICE
  RENUMERATION    5         10        15        20         25        30
 --------------   ----------------------------------------------------------
    $150,000  $7,500    $15,000   $22,500   $30,000   $37,500   $45,000
    175,000    8,750     17,500    26,250    35,000    43,750    52,500
    200,000   10,000     20,000    30,000    40,000    50,000    60,000
    225,000   11,250     22,500    33,750    45,000    56,250    67,500
    250,000   12,500     25,000    37,500    50,000    62,500    75,000
    275,000   13,750     27,500    41,250    55,000    68,750    82,500
    300,000   15,000     30,000    45,000    60,000    75,000    90,000
    500,000   25,000     50,000    75,000   100,000   125,000   150,000
    600,000   30,000     60,000    90,000   120,000   150,000   180,000
    700,000   35,000     70,000   105,000   140,000   175,000   210,000
    800,000   40,000     80,000   120,000   160,000   700,000   240,000
    900,000   45,000     90,000   135,000   180,000   225,000   270,000

    The compensation covered by the SERP includes the executive's entire annual base salary. Messrs. Ammon, Roland, Moloney, Glick, Lynn and Zimmer currently have 2, 12, 1, 12, 11 and 26 years of service, respectively. Benefits under the SERP are computed by multiplying the participant's average salary for the last five years prior to retirement by a percentage equal to one percent for each year of service up to a maximum of 30 years. Benefits under the SERP are not subject to a deduction for Social Security or other offset amounts.

EMPLOYMENT AND SEVERANCE AGREEMENTS

    AMMON EMPLOYMENT AGREEMENT. The Company and Treasure Chest entered into an employment agreement (the "Ammon Agreement") with Mr. Ammon, effective November 20, 1995, pursuant to which Mr. Ammon serves as Chairman and Chief Executive Officer of the Company, Chairman of Treasure Chest and a Director of the Company and each of its subsidiaries. The initial term of the Ammon Agreement is three years, subject to automatic one-year extensions commencing on the second anniversary of the Ammon Agreement, unless either the Company or Mr. Ammon provides specified notice to the contrary. Mr. Ammon is required to devote to the Company the time necessary for the effective conduct of his duties under the Ammon Agreement and is permitted to engage in outside business interests that do not conflict with such duties or otherwise compete with the Company. Mr. Ammon is entitled to receive an initial base salary equal to $750,000 per year and an annual bonus targeted at not less than 50% of base salary (assuming bonus targets under Treasure Chest's Executive Incentive Plan (the "EIP") are met), and an annual payment of $108,000 with respect to life insurance premiums; and certain fringe benefits, including participation in the SERP. Mr. Ammon has been granted an option to purchase 300,000 shares of Common Stock (a) with a ten-year term, (b) at an exercise price equal to $16.00 per share and (c) vesting ratably over a three-year period. Mr. Ammon is also entitled to receive a supplemental retirement benefit, subject to certain vesting and benefit accrual requirements and to offset by amounts payable under the SERP, of up to 50% of his final average compensation (including salary and EIP bonus) commencing at age 60 upon termination of his employment other than for "cause" (as defined in the Ammon Agreement). Mr. Ammon will have the right to terminate the Ammon Agreement in the event of the material breach thereof by the Company or for other "good reason" (as defined in the Ammon Agreement). In such event, or if the Company terminates Mr. Ammon's employment without cause, Mr. Ammon will generally be entitled to receive the salary and bonus otherwise payable to him over the remaining term of the Ammon Agreement, or for a period of six months, if greater, all outstanding stock incentive awards would immediately vest, Mr. Ammon would receive additional service credit for purposes of the supplemental retirement benefit, and the life insurance and certain fringe benefits would continue during the severance period. Upon the termination of his employment following a "change in control" of the Company (as defined in the Ammon Agreement), Mr. Ammon would (i) be entitled to receive a lump sum amount equal to three times his base salary and bonus, (ii) become vested in any outstanding restricted stock awards, (iii) have the right to receive a cash payment equal to the spread on all outstanding stock options, (iv) receive a lump sum payment with respect to foregone fringe benefits, (v) receive additional service credit for purposes of the supplemental retirement benefit and (vi) be entitled to a payment sufficient to offset the effects of any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code").

    REILLY EMPLOYMENT AGREEMENT. The Company and Treasure Chest have entered into an employment agreement with Mr. Reilly, effective March 29, 1996 (the "Reilly Agreement") pursuant to which Mr. Reilly will serve as President and Chief Operating Officer of the Company and as Vice Chairman of the Board of Directors of Treasure Chest. The initial term of the Reilly Agreement is three years, subject to automatic one-year extensions commencing on the second anniversary of the Reilly Agreement, unless either the Company or Mr. Reilly provides specified notice to the contrary. Mr. Reilly is required to devote to the Company all of his working time, attention and efforts. Mr. Reilly is entitled to receive an initial base salary of $500,000 per year; an annual bonus targeted at not less than 50% of base salary (assuming bonus targets under the EIP are met), with a guaranteed annual bonus of $250,000 payable with respect to the fiscal year of the Company ending December 31, 1996; a signing bonus of $37,000 to compensate Mr. Reilly with respect to the value of stock options granted by his previous employer and forfeited in connection with his termination of employment therewith; and certain fringe benefits, including participation in the SERP. Mr. Reilly has been granted an option to purchase 200,000 shares of Common Stock (a) with a ten-year term, (b) at an exercise price of $12.75 per share, and (c) vesting in installments of 20% each on December 31, 1996, 1997, 1998, and 1999 and the remaining 20% on the fourth anniversary of the Reilly Agreement, provided, that all such options will immediately vest upon the occurrence of a "change in control" of the Company (as defined in the Reilly Agreement). Mr. Reilly will have the right to terminate the Reilly Agreement in the event of the material breach thereof by the Company or for other "good reason" (as defined in the Reilly Agreement). In such event, or if the Company terminates Mr. Reilly's employment without "cause" (as defined in the Reilly Agreement), (i) Mr. Reilly will be entitled to receive a lump sum amount equal to the sum of (A) two times the sum of (x) his then base salary plus (y) the highest annual performance bonus Mr. Reilly received in the three years preceding such termination of employment, plus (B) the present value of all fringe benefits payable under the remaining term of the Reilly Agreement,
(ii) all outstanding equity incentive awards (including stock options) will immediately vest and remain exercisable for a period of one year following the date of such termination (or, if earlier, until the end of the option term), and
(iii) Mr. Reilly would be entitled to receive a payment sufficient to offset the effects of any excise tax imposed under Section 4999 of the Code. During the term of the Reilly Agreement (and, in the event Mr. Reilly terminates his employment other than for good reason or the Company terminates Mr. Reilly's employment for cause, for a period of one year beyond the expiration of the employment term), Mr. Reilly will be subject to certain non-competition and non-solicitation requirements.

    ANGELSON EMPLOYMENT AGREEMENT. The Company and Treasure Chest have entered into an employment agreement with Mr. Angelson, effective March 21, 1996 (the "Angelson Agreement") pursuant to which Mr. Angelson will serve as Executive Vice President, General Counsel and Secretary of the Board of Directors of the Company and as General Counsel and a member of the Board of Directors of Treasure Chest. The initial term of the Angelson Agreement is three years, subject to automatic one-year extensions commencing on the second anniversary of the Angelson Agreement, unless either the Company or Mr. Angelson provides specified notice to the contrary. Mr. Angelson is required to devote to the Company and its affiliates, all of his working time, attention and efforts. In consideration for his services Mr. Angelson is entitled to receive an initial base salary of $450,000 per year; an annual bonus targeted at not less than 50% of base salary (assuming bonus targets under the EIP are met), with a guaranteed annual bonus of $225,000 payable with respect to the fiscal year of the Company ending December 31, 1996; annual premium payments during the term of employment with respect to a $2 million split-dollar life insurance policy or policies to be acquired and owned by Mr. Angelson; and certain fringe benefits, including participation in the SERP and payment of certain expenses in connection with Mr. Angelson's relocation from London to New York. Mr. Angelson has been granted an option to purchase 150,000 shares of Common
Stock (a) with a ten-year term, (b) at an exercise price of $12.625 per share, and (c) vesting in installments of 10% on December 31, 1996, 15% on the first anniversary of the Angelson Agreement and 25% on each of the next three anniversaries of the Angelson Agreement, provided, that all such options will immediately vest upon the occurrence of a "change in control" of the Company (as defined in the Angelson Agreement). Mr. Angelson will have the right to terminate the Angelson Agreement in the event of the material breach thereof by the Company or for other "good reason" (as defined in the Angelson Agreement). In such event, or if the Company terminates Mr. Angelson's employment without "cause" (as defined in the Angelson Agreement),
(i) Mr. Angelson will be entitled to receive a lump sum amount equal to the sum of (A) two times the sum of (x) his then base salary plus (y) the highest annual performance bonus Mr. Angelson received in the three years preceding such termination of employment, plus (B) the present value of all insurance premium payments and other fringe benefits payable under the remaining term of the Angelson Agreement, (ii) all outstanding equity incentive awards (including stock options) will immediately vest and remain exercisable for a period of one year following the date of such termination (or, if earlier, until the end of the option term), and (iii) Mr. Angelson would be entitled to receive a payment sufficient to offset the effects of any excise tax imposed under Section 4999 of the Code. During the term of the Angelson Agreement (and, in the event Mr. Angelson terminates his employment other than for good reason or the Company terminates Mr. Angelson's employment for cause, for a period of one year beyond the expiration of the employment term), Mr. Angelson will be subject to certain non-competition and non-solicitation requirements.

    SEVERANCE AGREEMENTS. The Company and Treasure Chest have entered into severance agreements with each of Messrs. Roland, Glick, Kaplan, Lynn, Zimmer and Moloney (the "Executive Severance Agreements"). The Executive Severance Agreements provide that if a covered executive's employment is terminated by the Company without "cause" or by the executive for "good reason" within one year following a "change in control" of the Company (each as defined in the Executive Severance Agreements), the executive would receive severance in an amount equal to three times base salary plus bonus. In addition, (i) all outstanding stock incentive awards would immediately vest and become exercisable, (ii) the executive would receive a pro rata bonus payout under the EIP, and (iii) the executive would be entitled to two years of continued welfare benefits. The total amount of benefits payable to each executive would be limited, if necessary, to provide that the Company would suffer no loss of a deduction pursuant to Section 280G of the Code.

    In addition, Mr. Roland is currently covered under Treasure Chest's Severance Benefit Plan (the "Severance Benefit Plan"), which provides that if his employment is terminated (other than by reason of death, "disability," "retirement," termination for "cause" or termination other than for "good reason" (each as defined in the Severance Benefit Plan)) within three years following a "change in control" (as defined), he would be entitled to receive monthly severance benefits for a period of four years. The total amount of such severance benefits would be equal to two and one-half times Mr. Roland's base salary at the time of such termination which, at his current base salary, would be approximately $1,093,000. The acquisition of Treasure Chest by Big Flower in 1993 constituted a change in control for purposes of the Severance Benefit Plan. Mr. Roland's Executive Severance Agreement is not currently in effect, but will become effective and supersede his entitlement to benefits under the Severance Benefit Plan in the event of a subsequent change in control of the Company.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company's Compensation Committee during TP 95 prior to November 20, 1995 consisted of Sanford G. Scheller, Theodore Ammon and Leon D. Black, and following such date consisted of Mr. Scheller, Mr. Black and Mr. Peter G. Diamandis. Mr. Scheller serves as Chairman of the Compensation Committee. There were no interlocks involving members of the Compensation Committee.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information concerning the fully diluted ownership of Big Flower's capital stock by (i) each person who is known to Big Flower to own beneficially more than 5% of the fully diluted outstanding shares of Big Flower's equity securities, as indicated on the
Schedule 13G's, as amended, that have been filed with Securities and Exchange Commission, (ii) each director of Big Flower, (iii) all executive officers and directors of Big Flower as a group as of May 31, 1996. All shares shown in the following table are shares of Common Stock, except for shares of Class B Stock owned by BTIP. All percentages are based on the outstanding shares of Common Stock and Class B Stock as of May 31, 1996 and include vested stock options exercisable within 60 days to acquire 114,700 shares of Common Stock.

                                                       SHARES BENEFICIALLY OWNED
                                                       -------------------------
BENEFICIAL OWNER                                        NUMBER(a)    PERCENTAGE
- ----------------                                        --------     -----------
Theodore Ammon (b)
  c/o Big Flower Press Holdings, Inc.
  3 East 54th Street
  New York, NY  10022 . . . . . . . . . . . . . .      2,145,144         13.1%

Apollo Big Flower Partners, L.P.
  c/o Apollo Advisors, L.P.
  Two Manhattanville Road
  Purchase, New York  10577 . . . . . . . . . . .      4,470,992         27.2%

BT Capital Partners Inc.
  280 Park Avenue
  New York, New York. . . . . . . . . . . . . . .      1,738,692         10.6%

Denver Investment Advisors LLC
  1225 17th Street, 26th Floor
  Denver, Colorado  80202 . . . . . . . . . . . .      1,001,500          6.1%

Leon D. Black (c) . . . . . . . . . . . . . . . .          --              --

Edward M. Yorke (c) . . . . . . . . . . . . . . .          --              --

Peter G. Diamandis (d)
  Donnelley Marketing Inc.
  70 Seaview Avenue
  Stamford, CT  06902 . . . . . . . . . . . . . .         13,400            *

Joan Daniels Manley (e)
  P.O. Box 1353
  Dillon, CO  80435 . . . . . . . . . . . . . . .         13,400            *

Sanford G. Scheller (f)
  c/o Treasure Chest Advertising Company, Inc.
  13000 Sawgrass Village, Suite 28
  Ponte Vedra Beach, FL  32082. . . . . . . . . .        240,624          1.5%

Donald E. Roland (g)
  c/o Treasure Chest Advertising Company, Inc.
  250 West Pratt Street
  Baltimore, MD  21201. . . . . . . . . . . . . .        110,461            *

All directors and executive officers as a group
  (9 persons) (c)(h). . . . . . . . . . . . . . .      2,523,029         15.3%

*  Less than 1%


                                                      (footnotes on next page)

(footnotes continued from the prior page)

(a) This column includes shares which directors and executive officers have the right to acquire within 60 days. In addition, other employees of Treasure Chest hold vested options to purchase 109,932 shares of Common Stock and unvested options to purchase 194,510 shares of Common Stock, subject to vesting over the next five years.

(b) Includes 6,000 shares held by Mr. Ammon as general partner of a partnership in which certain family members are the limited partners and have 99% of the economic interests. Additionally, Mr. Ammon holds unvested options to purchase 300,000 shares of Common Stock, subject to vesting ratably over the three-year period following the Offering.

(c) Does not include shares owned by Apollo Big Flower Partners, L.P. ("Apollo"). Mr. Black and Mr. Yorke are officers of Apollo Capital Management, Inc., the general partner of Apollo Advisors, L.P., the managing partner of AIF II, L.P., the general partner of Apollo. Messrs. Black and Yorke expressly disclaim beneficial ownership with respect to such shares. The address of Messrs. Black and Yorke is c/o Apollo Management, L.P., 1301 Avenue of the Americas, New York, New York 10019.

(d) Includes options to purchase 13,400 shares of Common Stock which are presently exercisable.

(e) Includes options to purchase 13,400 shares of Common Stock which are presently exercisable.

(f) Includes options to purchase 67,098 shares of Common Stock which are presently exercisable. Additionally, Mr. Scheller holds unvested options to purchase 33,548 shares of Common Stock, subject to vesting over the next year.

(g) Includes options to purchase 20,802 shares of Common Stock, which are presently exercisable. Additionally, Mr. Roland holds unvested options to purchase 31,202 shares of Common Stock, subject to vesting over the next three years.

(h) Includes options to purchase 114,700 shares of Common Stock which are presently exercisable. Additionally, directors and officers as a group hold unvested options to purchase 364,750 shares of Common Stock, subject to vesting over the next year to three years.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On January 10, 1995 certain officers, members of management and key employees of Treasure Chest purchased an aggregate of 84,842 shares of Common Stock (which shares are subject to certain "call" provisions) and were granted options to purchase 49,208 shares of Common Stock pursuant to the 1993 Stock Plan. Treasure Chest loaned an aggregate of $212,000 to such investors for such purchases, including $66,000 to Herbert W. Moloney III, Senior Vice President, Marketing and Sales of Treasure Chest. The loans to the above management investors are evidenced by promissory notes bearing interest at the rate of 8% per annum. The promissory notes are secured by the shares of Common Stock purchased by the investors, and the notes become due upon the earlier to occur of the date the "call" provision of the shares is exercised and seven years from the date of the notes. Under the Indentures, the Company is generally permitted to make payments of up to $2,000,000 per year to purchase Common Stock pursuant to the "call" provisions.

    In connection with the resignation of Robert Turner, the former Vice President, Human Resources of Treasure Chest, in March 1995, Treasure Chest accelerated the payment of $150,000 in severance benefits payable to him under the Benefit Plan.

                                       PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS - Reference is made to Section "1" of the Index to Consolidated Financial Statements and Schedules on page F-1.

(a)(2) FINANCIAL STATEMENT SCHEDULES - Reference is made to Section "1" of the Index to Consolidated Financial Statements and Schedules on page F-1. All other schedules have been omitted as not required or not applicable or because the information required to be presented is included in the financial statements and related notes.

(a)(3) EXHIBITS - The following exhibits are filed as a part of this report or incorporated by reference and will be furnished to any security holder upon request for such exhibit and payment of any reasonable expenses incurred by the Company. Send any such request to the Company at 3 East 54th Street, New York, New York 10022; Attention:
         Secretary.

Exhibit
Number                         Description of Document
- ------                         -----------------------

2.1 Agreement and Plan of Merger, dated as of May 10, 1993, by and among Robert E. Milhous, The Robert E. Milhous Trust, Paul B. Milhous, The Paul Ballard Milhous Trust, Treasure Chest Advertising Company, Inc., Big Flower Press, Inc. and TCA Merger Corp.(1)

2.2 Amendment to Agreement and Plan of Merger, dated as of July 30, 1993, by and among Robert E. Milhous, The Robert E. Milhous Trust, Paul B. Milhous, The Paul Ballard Milhous Trust, Treasure Chest Advertising Company, Inc., Big Flower Press, Inc. and TCA Merger Corp.(2)

2.3 Stock Purchase Agreement, dated as of January 14, 1994, by and among BFP Holdings Corp., Lee A. Thompson and John G. Brown.(3)

2.4 Stock Purchase Agreement, dated as of January 14, 1994, by and among BFP Holdings Corp., Gary W. Pestello and Thomas G. Hansen.(3)

2.5 Asset Purchase Agreement, dated as of January 14, 1994, by and between BFP Holdings Corp., and D. Enterprises, Inc.(3)

2.6 Assignment and Assumption Agreement, dated April 5, 1994, by and between the BFP Holdings Corp. and Treasure Chest Advertising Company, Inc.(5)

2.7 Purchase and Sale Agreement, dated as of March 16, 1994, by and among BFP Holdings Corp., KTB Associates, Inc., Tomsons Properties, TKB Properties, Thomas Clemente, Brian Clemente and Joseph Clemente.(4)

2.8 Stock Purchase Agreement, dated as of November 27, 1995, between Big Flower Press, Inc. and Brian Mason.(10)

2.9 Agreement and Plan of Merger dated February 1, 1996, among Big Flower Press Holdings, Inc., WTI Acquisition Corp., and Webcraft Technologies, Inc.(10)

3.1 Restated Certificate of Incorporation of Big Flower Press Holdings, Inc. filed on December 19, 1995.(10)

3.2 Certificate of Designation Preferences and Rights of Series A Junior Preferred Stock of Big Press Holdings, Inc.(10)

3.3      Amended and Restated Bylaws of Big Flower Press Holdings, Inc.(10)

4.1 Rights Agreement dated November 28, 1995, between Big Flower Press Holdings, Inc. and the Bank of New York, as rights agent.(10)

Exhibit
Number                         Description of Document
- ------                         -----------------------

10.1 Restated Credit Agreement, dated March 19, 1996, among Treasure Chest Advertising Company, Inc., the financial institutions named therein, Credit Suisse, as Documentation Agent, and Bankers Trust Company, as Administrative Agent. (13)

10.2 Indenture, dated as of August 1, 1993, by and between Big Flower Press, Inc. and Shawmut Bank Connecticut, National Association (the "August Indenture").(7)

10.3 First Supplemental Indenture, dated as of July 19, 1994, to the August Indenture.(8)

10.4 Second Supplemental Indenture, dated as of November 28, 1995, to the August Indenture.

10.5 Indenture, dated as of April 15, 1994, between Big Flower Press, Inc. and Shawmut Bank Connecticut, National Association, as Trustee (the "April Indenture").(5)

10.6 First Supplemental Indenture, dated as of November 28, 1995, to the April Indenture.

10.7 Certificate Purchase Agreement (Series 1996-1), dated as of March 19, 1996, by BFP Receivables Corporation, Big Flower Press Holdings, Inc., the Purchasers described therein, Credit Suisse, as Co-Agent, and Bankers Trust Company, as Agent. (13)

10.8 Non-Competition Agreement, dated November 27, 1995, between Big Flower Press Holdings, Inc. and Brian Mason.(10)

10.9 Non-Competition Agreement, dated as of April 27, 1994, by and among BFP Holdings Corp., Treasure Chest Advertising Company, Inc. and Lee
         A. Thompson.(5)

10.10 Non-Competition Agreement, dated as of April 27, 1994, by and among BFP Holdings Corp., Treasure Chest Advertising Company, Inc. and John
         G. Brown.(5)

10.11 Non-Competition Agreement, dated as of April 27, 1994, by and among BFP Holdings Corp., Treasure Chest Advertising Company, Inc. and Thomas G. Hansen.(5)

Exhibit
Number                         Description of Document
- ------                         -----------------------

10.12 Non-Competition Agreement dated as of April 27, 1994, by and among BFP Holdings Corp., Treasure Chest Advertising Company, Inc. and Gary W. Pestello.(5)

10.13 Non-Competition Agreement, dated as of August 5, 1993, by and among Big Flower Press, Inc., Robert E. Milhous and Paul B. Milhous, together with assignment to Treasure Chest Advertising Company, Inc.

10.14 Employment Agreement, effective March 21, 1996, by and between Mark A. Angelson, Big Flower Press Holdings, Inc., and Treasure Chest Advertising Company, Inc.(13)

10.15    Employment Agreement, effective March 29, 1996, by and between Edward
         T. Reilly, Big Flower Press Holdings, Inc. and Treasure Chest Advertising Company, Inc.(13)

10.16 Employment Agreement, dated November 27, 1995, by and between Laser Tech Color, Inc., and Damien Gough.

10.17 Employment Agreement, dated November 20, 1995, among Big Flower Press Holdings, Inc., Treasure Chest Advertising Company., Inc. and Theodore Ammon.(10)

10.18 Employment Agreement, dated April 27, 1994, between Treasure Chest Advertising Company, Inc. and Thomas Clemente.(5)

10.19 Employment Agreement, dated April 27, 1994, between Treasure Chest Advertising Company, Inc. and Joseph Clemente.(5)

10.20 Employment Agreement, dated April 27, 1994, between Treasure Chest Advertising Company, Inc. and Kevin Clemente.(5)

10.21 Agreement for Consulting Services and a Non-Qualified Retirement Benefit, dated as of April 6, 1993, between Treasure Chest Advertising Company, Inc. and Sanford G. Scheller.(6)

10.22    Treasure Chest Advertising Company, Inc. Executive Incentive Plan.(10)

10.23 Big Flower Press Holdings, Inc. Restated 1993 Stock Award and Incentive Plan.(12)

10.24 Amendment No. 1 to Big Flower Press Holdings, Inc. Restated 1993 Stock Award and Incentive Plan.(10)

Exhibit
Number                         Description of Document
- ------                         -----------------------

10.25    Form of Non-Qualified Employment Benefits Agreement.(1)

10.26 Form of Treasure Chest Advertising Company, Inc.'s Nonqualified Retirement Plan, effective January 1, 1994.(5)

10.27 Form of Treasure Chest Advertising Company, Inc.'s Supplemental Executive Retirement Plan, effective January 1, 1994.(5)

10.28 Form of Treasure Chest Advertising Company, Inc.'s Deferred Compensation Plan, effective February 1, 1994.(5)

10.29 Treasure Chest Advertising Company, Inc. Severance Benefit Plan, effective as of June 1, 1989.(1)

10.30 Severance Benefit Agreement, dated as of June 29, 1989, between Treasure Chest Advertising Company, Inc. and Donald E. Roland.(1)

10.31    Form of Executive Change of Control Severance Agreement.(11)

10.32 Registration Rights Agreement, dated as of August 12, 1993, by and among BFP Holdings Corp., each of the purchasers listed on Schedule 1 thereto, Theodore Ammon, Berenson Minella & Company, L.P. and each other purchasers who executed the agreement.(5)

10.33 Amendment to Registration Rights Agreement, dated as of April 27, 1994, by and among BFP Holdings Corp., each of the purchasers listed on Schedule 1 thereto, Theodore Ammon, Berenson Minella & Company, L.P. and each other purchasers who executed the agreement.(5)

10.34 Form of Management Subscription Agreement, dated as of November 1, 1993, by and among Big Flower Press Holdings, Inc., Theodore Ammon and each purchaser who executed the agreement.(5)

10.35 Form of Award Agreement, dated as of November 1, 1993, by and between Big Flower Press Holdings, Inc. and each purchaser who executed the agreement.(5)

10.36 Form of Securities Pledge Agreement, dated as of November 1, 1993, by and between Treasure Chest and each purchaser who executed the agreement.(5)

10.37 Form of Secured Promissory Note, dated January 10, 1995, payable to Treasure Chest Advertising Company, Inc.(9)

Exhibit
Number                         Description of Document
- ------                         -----------------------

10.38 Secured Promissory Note, dated January 10, 1995, payable to Treasure Chest Advertising Company, Inc. by Herbert W. Moloney III in the amount of $66,000.(9)

10.39    Boca Raton Letter Agreement, dated, May 10, 1993, by and among Robert
         E. Milhous, Paul B. Milhous, Big Flower Press, Inc. and Treasure Chest Advertising Company, Inc.(1)

10.40 Ink Supply Requirements Agreement, dated as of July 31, 1993, between Treasure Chest Advertising Company, Inc. and Marpax, Inc. (the "Ink Supply Agreement").(6)

10.41    Amendment to Ink Supply Agreement.(8)

10.42 Master Lease Agreement, dated December 21, 1993, between KTB Associates, Inc. and Chase Equipment Leasing, Inc.(5)

10.43 Master Lease Agreement No. Atel/Trea3, dated as of August 31, 1993, between ATEL Financial Corporation and Treasure Chest Advertising Company, Inc.(5)

10.44 Master Lease, dated as of July 7, 1993, between General Electric Capital Corporation and Treasure Chest Advertising Company, Inc.(5)

10.45 Master Lease, dated as of December 28, 1992, between ITT Capital Finance division of ITT Commercial Finance Corp. and Treasure Chest Advertising Company, Inc.(9)

10.46 Master Equipment Lease Agreement, dated as of July 28, 1992, between AT&T Commercial Finance Corporation and Treasure Chest Advertising Company, Inc.(5)

10.47 Master Lease Agreement, dated May 16, 1991, between KTB Associates, Inc. and Chase Lincoln Lease/Way, Inc.(5)

10.48 Master Lease Agreement, dated June 22, 1990, between KTB Associates, Inc. and Chase Lincoln Lease/Way Inc.(5)

Exhibit
Number                         Description of Document
- ------                         -----------------------

10.49 Master Lease, dated as of June 21, 1991 (and as amended through 08/31/93), between The CIT Group/Equipment Financing, Inc. and Treasure Chest Advertising Company, Inc.(5)

21.1     Subsidiaries of Big Flower Press Holdings, Inc.

23.1     Consent of Deloitte & Touche LLP

____________
(footnotes)

(1) Incorporated by reference to TCA Holdings Corp., Form S-1, filed on May 26, 1993 (File # 33-63392).

(2) Incorporated by reference to Big Flower Press, Inc., Amendment No. 3 to the Form S-1, filed on August 4, 1993 (File # 33-63392).

(3) Incorporated by reference to Big Flower Press, Inc., Form 8-K, dated as of January 24, 1994 (File # 33-63392).

(4) Incorporated by reference to Big Flower Press, Inc., Form 8-K, dated as of April 27, 1994 (File # 33-63392).

(5) Incorporated by reference to BFP Holdings Corp., Form S-1, filed on May 26, 1994 (File # 33-79406).

(6) Incorporated by reference to Big Flower Press, Inc., Amendment No. 2 to the Form S-1, filed on July 19, 1993 (File #33-63392).

(7) Incorporated by reference to Big Flower Press, Inc., Form 10-Q, for the quarterly period ended September 30, 1993 (File # 33-63392).

(8) Incorporated by reference to BFP Holdings, Corp., Amendment No. 2 to Form S-1, filed on August 2, 1994 (File # 33-79406).

(9) Incorporated by reference to Big Flower Press Holdings, Inc. Form S-1, filed on September 19, 1995 (File # 33-97082).

(10) Incorporated by reference to Big Flower Press Holdings, Inc. Form 10-Q, for the quarterly period ended December 31, 1995 (File # 1-14084).

(11) Incorporated by reference to Big Flower Press Holdings, Inc., Amendment No. 2 to the Form S-1, filed on November 14, 1995 (File #33-97082).

(12) Incorporated by reference to Big Flower Press Holdings, Inc., Form 10-K, for the fiscal year ended June 30, 1995 (File #33-79406).

(13) Incorporated by reference to Big Flower Press Holdings, Inc., Form 10-Q, filed on May 15, 1996 (Accession # 0000912057-96-009947).

(b)      Form of Reports on Form 8-K.

         A Current Report on Form 8-K was filed (i) on November 28, 1995 concerning the merger of Big Flower Press, Inc., a subsidiary of Big Flower Press Holdings, Inc., with and into Big Flower Press Holdings, Inc., and (ii) on December 11, 1995 concerning the acquisition of Laser Tech Color, Inc. by Big Flower Press Holdings, Inc.

(c) The exhibits required by Item 601 of Regulation S-K filed as part of this report or incorporated herein by reference are listed in Item 14(a)(3) above, and the exhibits filed herewith are listed on the Index to Exhibits which accompanies this report.

(d)      See Item 14(a)(2) of this report.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BIG FLOWER PRESS HOLDINGS, INC.


                                  BY:  /s/ Theodore Ammon
                                       --------------------------
                                       Theodore Ammon
                                       Chairman of the Board


                                  DATE    June 18, 1996


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Theodore Ammon                               June 18, 1996
- ---------------------------------                -----------------
Theodore Ammon                                        Date
Chairman of the Board,
Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer


/s/ Sanford G. Scheller                          June 18, 1996
- ---------------------------------                -----------------
Sanford G. Scheller                                   Date
Vice Chairman


/s/ Leon D. Black                                June 18, 1996
- ---------------------------------                -----------------
Leon D. Black                                    Date
Director


/s/ Peter G. Diamandis                           June 18, 1996
- ---------------------------------                -----------------
Peter G. Diamandis                               Date
Director

/s/ Joan Daniels Manley                          June 18, 1996
- ---------------------------------                -----------------
Joan Daniels Manley                                   Date
Director


/s/ Donald E. Roland                             June 18, 1996
- ---------------------------------                -----------------
Donald E. Roland                                 Date
Director


/s/ Edward M. Yorke                                   June 18, 1996
- ---------------------------------                -----------------
Edward M. Yorke                                  Date
Director

                                    EXHIBIT INDEX

Exhibit No.                      Description                         Page No.
- -----------                      -----------                         --------
2.1           Agreement and Plan of Merger, dated as of May 10,
              1993, by and among Robert E. Milhous, The Robert
              E. Milhous Trust, Paul B. Milhous, The Paul
              Ballard Milhous Trust, Treasure Chest Advertising
              Company, Inc., Big Flower Press, Inc. and TCA
              Merger Corp.(1)
2.2 Amendment to Agreement and Plan of Merger, dated as of July 30, 1993, by and among Robert E.
              Milhous, The Robert E. Milhous Trust, Paul B.
              Milhous, The Paul Ballard Milhous Trust, Treasure
              Chest Advertising Company, Inc., Big Flower Press,
              Inc. and TCA Merger Corp.(2)
2.3           Stock Purchase Agreement, dated as of January 14,
              1994, by and among BFP Holdings Corp., Lee A.
              Thompson and John G. Brown.(3)
2.4           Stock Purchase Agreement, dated as of January 14,
              1994, by and among BFP Holdings Corp., Gary W.
              Pestello and Thomas G. Hansen.(3)
2.5           Asset Purchase Agreement, dated as of January 14,
              1994, by and between BFP Holdings Corp., and D.
              Enterprises, Inc.(3)
2.6           Assignment and Assumption Agreement, dated April
              5, 1994, by and between the BFP Holdings Corp. and Treasure Chest Advertising Company, Inc.(5)
2.7           Purchase and Sale Agreement, dated as of March 16,
              1994, by and among BFP Holdings Corp., KTB
              Associates, Inc., Tomsons Properties, TKB
              Properties, Thomas Clemente, Brian Clemente and
              Joseph Clemente.(4)
2.8           Stock Purchase Agreement, dated as of November 27,
              1995, between Big Flower Press, Inc. and Brian
              Mason.(10)
2.9           Agreement and Plan of Merger dated February 1,
              1996, among Big Flower Press Holdings, Inc., WTI
              Acquisition Corp., and Webcraft Technologies,
              Inc.(10)
3.1           Restated Certificate of Incorporation of Big
              Flower Press Holdings, Inc. filed on December 19,
              1995.(10)
3.2 Certificate of Designation Preferences and Rights of Series A Junior Preferred Stock of Big Press
              Holdings, Inc.(10)
3.3           Amended and Restated Bylaws of Big Flower Press
              Holdings, Inc.(10)
4.1           Rights Agreement dated November 28, 1995, between
              Big Flower Press Holdings, Inc. and the Bank of
              New York, as rights agent.(10)

Exhibit No.                      Description                         Page No.
- -----------                      -----------                         --------

10.1          Restated Credit Agreement, dated March 19, 1996,
              among Treasure Chest Advertising Company, Inc.,
              the financial institutions named therein, Credit
              Suisse, as Documentation Agent, and Bankers Trust
              Company, as Administrative Agent. (13)
10.2          Indenture, dated as of August 1, 1993, by and
              between Big Flower Press, Inc. and Shawmut Bank
              Connecticut, National Association (the "August
              Indenture").(7)
10.3          First Supplemental Indenture, dated as of July 19,
              1994, to the August Indenture.(8)
10.4          Second Supplemental Indenture, dated as of
              November 28, 1995, to the August Indenture.
10.5          Indenture, dated as of April 15, 1994, between Big
              Flower Press, Inc. and Shawmut Bank Connecticut,
              National Association, as Trustee (the "April
              Indenture").(5)
10.6          First Supplemental Indenture, dated as of November
              28, 1995, to the April Indenture.
10.7          Certificate Purchase Agreement (Series 1996-1),
              dated as of March 19, 1996, by BFP Receivables
              Corporation, Big Flower Press Holdings, Inc., the
              Purchasers described therein, Credit Suisse, as
              Co-Agent, and Bankers Trust Company, as Agent.
              (13)
10.9          Non-Competition Agreement, dated as of April 27,
              1994, by and among BFP Holdings Corp., Treasure
              Chest Advertising Company, Inc. and Lee A.
              Thompson.(5)
10.10         Non-Competition Agreement, dated as of April 27,
              1994, by and among BFP Holdings Corp., Treasure
              Chest Advertising Company, Inc. and John G.
              Brown.(5)
10.11         Non-Competition Agreement, dated as of April 27,
              1994, by and among BFP Holdings Corp., Treasure
              Chest Advertising Company, Inc. and Thomas G.
              Hansen.(5)
10.12         Non-Competition Agreement dated as of April 27,
              1994, by and among BFP Holdings Corp., Treasure
              Chest Advertising Company, Inc. and Gary W.
              Pestello.(5)
10.13         Non-Competition Agreement, dated as of August 5,
              1993, by and among Big Flower Press, Inc., Robert
              E. Milhous and Paul B. Milhous, together with assignment to Treasure Chest Advertising Company,
              Inc.(1)
10.14 Employment Agreement, effective March 21, 1996, by and between Mark A. Angelson, Big Flower Press
              Holdings, Inc., and Treasure Chest Advertising
              Company, Inc.(13)
10.15 Employment Agreement, effective March 29, 1996, by and between Edward T. Reilly, Big Flower Press Holdings, Inc. and Treasure Chest Advertising Company, Inc.(13)
10.16 Employment Agreement, dated November 27, 1995, by and between Laser Tech Color, Inc., and Damien
              Gough.

Exhibit No.                      Description                         Page No.
- -----------                      -----------                         --------

10.17 Employment Agreement, dated November 20, 1995, among Big Flower Press Holdings, Inc., Treasure Chest Advertising Company., Inc. and Theodore Ammon.(10)
10.18 Employment Agreement, dated April 27, 1994, between Treasure Chest Advertising Company, Inc. and Thomas Clemente.(5)
10.19 Employment Agreement, dated April 27, 1994, between Treasure Chest Advertising Company, Inc. and Joseph Clemente.(5)
10.20 Employment Agreement, dated April 27, 1994, between Treasure Chest Advertising Company, Inc. and Kevin Clemente.(5)
10.21 Agreement for Consulting Services and a Non-Qualified Retirement Benefit, dated as of April 6, 1993, between Treasure Chest Advertising Company, Inc. and Sanford G. Scheller.(6)
10.22         Treasure Chest Advertising Company, Inc. Executive
              Incentive Plan.(10)
10.23 Big Flower Press Holdings, Inc. Restated 1993 Stock Award and Incentive Plan.(12)
10.24         Amendment No. 1 to Big Flower Press Holdings, Inc.
              Restated 1993 Stock Award and Incentive Plan.(10)
10.25         Form of Non-Qualified Employment Benefits
              Agreement.(1)
10.26 Form of Treasure Chest Advertising Company, Inc.'s Nonqualified Retirement Plan, effective January 1, 1994.(5)
10.27 Form of Treasure Chest Advertising Company, Inc.'s Supplemental Executive Retirement Plan, effective January 1, 1994.(5)
10.28 Form of Treasure Chest Advertising Company, Inc.'s Deferred Compensation Plan, effective February 1, 1994.(5)
10.29 Treasure Chest Advertising Company, Inc. Severance Benefit Plan, effective as of June 1, 1989.(1)
10.30 Severance Benefit Agreement, dated as of June 29, 1989, between Treasure Chest Advertising Company, Inc. and Donald E. Roland.(1)
10.31         Form of Executive Change of Control Severance
              Agreement.(11)
10.32 Registration Rights Agreement, dated as of August 12, 1993, by and among BFP Holdings Corp., each of the purchasers listed on Schedule 1 thereto, Theodore Ammon, Berenson Minella & Company, L.P. and each other purchasers who executed the agreement.(5)

Exhibit No.                      Description                         Page No.
- -----------                      -----------                         --------

10.33 Amendment to Registration Rights Agreement, dated as of April 27, 1994, by and among BFP Holdings Corp., each of the purchasers listed on Schedule 1 thereto, Theodore Ammon, Berenson Minella & Company, L.P. and each other purchasers who executed the agreement.(5)
10.34 Form of Management Subscription Agreement, dated as of November 1, 1993, by and among Big Flower Press Holdings, Inc., Theodore Ammon and each purchaser who executed the agreement.(5)
10.35 Form of Award Agreement, dated as of November 1, 1993, by and between Big Flower Press Holdings, Inc. and each purchaser who executed the agreement.(5)
10.36 Form of Securities Pledge Agreement, dated as of November 1, 1993, by and between Treasure Chest and each purchaser who executed the agreement.(5)
10.37 Form of Secured Promissory Note, dated January 10, 1995, payable to Treasure Chest Advertising Company, Inc.(9)
10.38 Secured Promissory Note, dated January 10, 1995, payable to Treasure Chest Advertising Company, Inc. by Herbert W. Moloney III in the amount of $66,000.(9)
10.39 Boca Raton Letter Agreement, dated, May 10, 1993, by and among Robert E. Milhous, Paul B. Milhous, Big Flower Press, Inc. and Treasure Chest Advertising Company, Inc.(1)
10.40 Ink Supply Requirements Agreement, dated as of July 31, 1993, between Treasure Chest Advertising Company, Inc. and Marpax, Inc. (the "Ink Supply Agreement").(6)
10.41         Amendment to Ink Supply Agreement.(8)
10.42 Master Lease Agreement, dated December 21, 1993, between KTB Associates, Inc. and Chase Equipment Leasing, Inc.(5)
10.43 Master Lease Agreement No. Atel/Trea3, dated as of August 31, 1993, between ATEL Financial Corporation and Treasure Chest Advertising Company, Inc.(5)
10.44 Master Lease, dated as of July 7, 1993, between General Electric Capital Corporation and Treasure Chest Advertising Company, Inc.(5)
10.45 Master Lease, dated as of December 28, 1992, between ITT Capital Finance division of ITT Commercial Finance Corp. and Treasure Chest Advertising Company, Inc.(9)

Exhibit No.                      Description                         Page No.
- -----------                      -----------                         --------

10.46 Master Equipment Lease Agreement, dated as of July 28, 1992, between AT&T Commercial Finance Corporation and Treasure Chest Advertising Company, Inc.(5)
10.47 Master Lease Agreement, dated May 16, 1991, between KTB Associates, Inc. and Chase Lincoln Lease/Way, Inc.(5)
10.48 Master Lease Agreement, dated June 22, 1990, between KTB Associates, Inc. and Chase Lincoln Lease/Way Inc.(5)
10.49 Master Lease, dated as of June 21, 1991 (and as amended through 08/31/93), between The CIT Group/Equipment Financing, Inc. and Treasure Chest Advertising Company, Inc.(5)
21.1          Subsidiaries of Big Flower Press Holdings, Inc.
23.1          Consent of Deloitte & Touche LLP

____________
(footnotes)

(1) Incorporated by reference to TCA Holdings Corp., Form S-1, filed on May 26, 1993 (File # 33-63392).

(2) Incorporated by reference to Big Flower Press, Inc., Amendment No. 3 to the Form S-1, filed on August 4, 1993 (File # 33-63392).

(3) Incorporated by reference to Big Flower Press, Inc., Form 8-K, dated as of January 24, 1994 (File # 33-63392).

(4) Incorporated by reference to Big Flower Press, Inc., Form 8-K, dated as of April 27, 1994 (File # 33-63392).

(5) Incorporated by reference to BFP Holdings Corp., Form S-1, filed on May 26, 1994 (File # 33-79406).

(6) Incorporated by reference to Big Flower Press, Inc., Amendment No. 2 to the Form S-1, filed on July 19, 1993 (File #33-63392).

(7) Incorporated by reference to Big Flower Press, Inc., Form 10-Q, for the quarterly period ended September 30, 1993 (File # 33-63392).

(8) Incorporated by reference to BFP Holdings, Corp., Amendment No. 2 to Form S-1, filed on August 2, 1994 (File # 33-79406).

(9) Incorporated by reference to Big Flower Press Holdings, Inc. Form S-1, filed on September 19, 1995 (File # 33-97082).

(10) Incorporated by reference to Big Flower Press Holdings, Inc. Form 10-Q, for the quarterly period ended December 31, 1995 (File # 1-14084).

(11) Incorporated by reference to Big Flower Press Holdings, Inc., Amendment No. 2 to the Form S-1, filed on November 14, 1995 (File #33-97082).

(12) Incorporated by reference to Big Flower Press Holdings, Inc., Form 10-K, for the fiscal year ended June 30, 1995 (File #33-79406).

(13) Incorporated by reference to Big Flower Press Holdings, Inc., Form 10-Q, filed on May 15, 1996 (Accession # 0000912057-96-009947).

(b)   Form of Reports on Form 8-K.

      A Current Report on Form 8-K was filed (i) on November 28, 1995 concerning the merger of Big Flower Press, Inc., a subsidiary of Big Flower Press Holdings, Inc., with and into Big Flower Press Holdings, Inc., and (ii) on December 11, 1995 concerning the acquisition of Laser Tech Color, Inc. by Big Flower Press Holdings, Inc.

(c) The exhibits required by Item 601 of Regulation S-K filed as part of this report or incorporated herein by reference are listed in Item 14(a)(3) above, and the exhibits filed herewith are listed on the Index to Exhibits which accompanies this report.

(d)   See Item 14(a)(2) of this report.

                           BIG FLOWER PRESS HOLDINGS, INC.
                     AND TREASURE CHEST ADVERTISING COMPANY, INC.

                                INDEX TO CONSOLIDATED
                          FINANCIAL STATEMENTS AND SCHEDULES


1.    Financial Statements:

F-2   Independent Auditors' Reports.

F-3   Consolidated Balance Sheets - December 31, 1995 and June 30, 1995 and
      1994.

F-5 Consolidated Statements of Operations for the Six Months Ended December 31, 1995, the Year Ended June 30, 1995, the 323 Days Ended June 30, 1994, the 42 Days Ended August 11, 1993, and the Year Ended June 30, 1993.

F-6 Consolidated Statements of Stockholders' Equity for the Six Months Ended December 31, 1995, the Year Ended June 30, 1995, for the 323 Days Ended June 30, 1994, for the 42 Days Ended August 11, 1993, and for the Year Ended June 30, 1993.

F-8 Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1995, the Year Ended June 30, 1995, the 323 Days Ended June 30, 1994, the 42 Days Ended August 11, 1993 and the Year Ended June 30, 1993.

F-11  Notes to Consolidated Financial Statements.

2.    Financial Statement Schedules:

F-31  Independent Auditors Report on Financial Statements Schedules.

F-32 I. Condensed Financial information of Big Flower for the Six Months Ended December 31, 1995, the Year Ended June 30, 1995 and the 323 Days Ended June 30, 1994.

F-36 II. Valuation and Qualifying Accounts and Reserves for the Year Ended June 30, 1993, for the 42 Days Ended August 11, 1993 and for the 323 Days Ended June 30, 1994, the Year Ended June 30, 1995 and the Six Months Ended December 31, 1995.

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
     Big Flower Press Holdings, Inc.
     Treasure Chest Advertising Company, Inc.:

We have audited the accompanying consolidated balance sheets of Big Flower Press Holdings, Inc. and subsidiaries ("Big Flower") as of December 31, 1995 and
June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the six months ended December 31, 1995, the year ended June 30, 1995, and the 323 days ended June 30, 1994 (collectively, "Successor Period") and the consolidated statements of operations, stockholders' equity, and cash flows of Treasure Chest Advertising Company, Inc. and subsidiaries ("Treasure Chest," together with Big Flower, the "Companies") for the 42 days ended August 11, 1993 and the year ended June 30, 1993 (collectively, "Predecessor Period"). These financial statements are the responsibility of the Companies' managements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big Flower at December 31, 1995 and June 30, 1995 and 1994, and the results of its operations and its cash flows for the six months ended December 31, 1995, the year ended June 30, 1995, and the 323 days ended June 30, 1994 and the results of Treasure Chest's operations and its cash flows for the 42 days ended August 11, 1993 and the year ended June 30, 1993 in conformity with generally accepted accounting principles.

As more fully described in Note 1 to the consolidated financial statements, Big Flower acquired Treasure Chest as of August 12, 1993 in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial statements for the Successor Period are presented on a different basis of accounting than that of the Predecessor Period, and therefore are not directly comparable.



Los Angeles, California
May 3, 1996

BIG FLOWER PRESS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                       JUNE 30,                    DECEMBER 31,
                                                                             -----------------------------
                                                                               1994                1995                1995

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                  $  2,413            $  1,395            $  4,598
  Accounts receivable, net of allowance for doubtful
    accounts of $5,266, $5,308 and $7,340                                     103,260              97,146             131,411
  Inventories                                                                  24,704              45,757              41,797
  Prepaid expenses                                                              6,780               4,152               5,194
  Deferred income taxes and income tax receivable                               4,487              12,506              22,623
                                                                             --------            --------            --------

           Total current assets                                               141,644             160,956             205,623

PROPERTY, PLANT AND EQUIPMENT, Net of
  accumulated depreciation of $12,157, $31,845 and
  $41,018                                                                     144,737             129,181             137,838

OTHER ASSETS, Net of accumulated amortization
  of $1,965, $5,431 and $2,905                                                 24,359              21,100              22,147

INTANGIBLES, Net of accumulated amortization
  of $15,375, $36,179 and $29,978                                             194,387             175,265             188,480
                                                                             --------            --------            --------
TOTAL                                                                        $505,127            $486,502            $554,088
                                                                             --------            --------            --------
                                                                             --------            --------            --------


See the accompanying notes to consolidated financial statements.
                                                                     (Continued)

BIG FLOWER PRESS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                       JUNE 30,                    DECEMBER 31,
                                                                             -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                           1994                1995                1995

CURRENT LIABILITIES:
  Notes payable                                                                                                   $    18,119
  Current portion of long-term debt                                      $      3,982        $      8,671               3,335
  Accounts payable                                                             73,651              68,504             105,915
  Compensation and benefits payable                                            17,009              20,135              18,344
  Other current liabilities                                                    22,428              31,534              33,687
                                                                           ----------          ----------          ----------
           Total current liabilities                                          117,070             128,844             179,400

  Revolving credit facility                                                    41,024              10,247             144,500
  Long-term debt, net of current portion                                      287,764             287,729             125,942
  Deferred income taxes                                                        15,035              16,286              14,934
  Other long-term liabilities                                                   9,900               9,774              10,370
                                                                           ----------          ----------          ----------
           Total liabilities                                                  470,793             452,880             475,146
                                                                           ----------          ----------          ----------
COMMITMENTS AND CONTINGENT
  LIABILITIES

REDEEMABLE PREFERRED STOCK OF
  A SUBSIDIARY                                                                 16,913              19,357
                                                                           ----------          ----------
COMMON STOCK SUBJECT TO REDEMPTION                                              1,648               2,782               1,011
                                                                           ----------          ----------          ----------
STOCKHOLDERS' EQUITY:
  Common stock                                                                     49                  49                 157
  Additional paid-in capital                                                   20,166              20,238             100,892
  Accumulated deficit                                                          (4,442)             (7,488)            (21,680)
  Subscription notes receivable                                                                                          (263)
  Unearned compensation                                                                            (1,316)             (1,175)
                                                                           ----------          ----------          ----------
          Total stockholders' equity                                           15,773              11,483              77,931
                                                                           ----------          ----------          ----------
TOTAL                                                                      $  505,127          $  486,502          $  554,088
                                                                           ----------          ----------          ----------
                                                                           ----------          ----------          ----------

See the accompanying notes to consolidated financial statements.
                                                                     (Concluded)

BIG FLOWER PRESS HOLDINGS, INC.
TREASURE CHEST ADVERTISING COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE DATA)

- ------------------------------------------------------------------------------------------------------------------------------------

                                                            PREDECESSOR                           SUCCESSOR
                                                  ----------------------------  ---------------------------------------------
                                                       YEAR          42 DAYS       323 DAYS         YEAR        SIX MONTHS
                                                       ENDED          ENDED          ENDED          ENDED          ENDED
                                                     JUNE 30,      AUGUST 11,      JUNE 30,       JUNE 30,     DECEMBER 31,
                                                       1993           1993           1994           1995           1995
Net sales                                           $555,013      $  59,584     $  565,046    $   896,595    $   532,352
Costs of production                                  491,685         54,692        493,075        777,728        459,843
                                                    --------      ---------     ----------    -----------    -----------
     Gross profit                                     63,328          4,892         71,971        118,867         72,509

Selling, general and administrative
  expense                                             40,892          4,227         48,777         70,587         34,920
Interest expense                                       9,227            704         21,286         40,486         20,578
Interest income                                       (1,153)           (22)           (53)          (279)          (442)
Equity in loss of unconsolidated
  companies                                            1,231
Other expense, net                                     2,927            211          2,726          2,836          6,000
Preferred dividends of a subsidiary                                                  1,913          2,444          1,068
                                                    --------      ---------     ----------    -----------    -----------
Income (loss) before income taxes                     10,204           (228)        (2,678)         2,793         10,385

Provision (benefit) for income taxes                   5,519            (89)         1,764          5,839          5,329
                                                    --------      ---------     ----------    -----------    -----------
Income (loss) before extraordinary
  item                                                 4,685           (139)        (4,442)        (3,046)         5,056

Extraordinary item, net of income
  taxes                                                                                                          (19,248)
                                                    --------      ---------     ----------    -----------    -----------
Net income (loss)                                   $  4,685      $    (139)    $   (4,442)   $    (3,046)       (14,192)
                                                    --------      ---------     ----------    -----------    -----------
                                                    --------      ---------     ----------    -----------    -----------
Premium on redemption of
  preferred stock of a subsidiary                                                                                 (1,682)
                                                                                                             -----------
Net loss available to common
  stockholders                                                                                               $   (15,874)
                                                                                                             -----------
                                                                                                             -----------
Income (loss) per common and
  common equivalent share:
  Income (loss) before extraordinary
    item                                                                        $    (0.46)   $     (0.28)   $      0.28
                                                                                ----------    -----------    -----------
                                                                                ----------    -----------    -----------
  Extraordinary item, net                                                                                    $     (1.57)
                                                                                                             -----------

  Net loss                                                                      $    (0.46)   $     (0.28)   $     (1.29)
                                                                                ----------    -----------    -----------
                                                                                ----------    -----------    -----------
Weighted average shares
    outstanding                                                                  9,668,111     10,831,957     12,293,097
                                                                                ----------    -----------    -----------
                                                                                ----------    -----------    -----------

See the accompanying notes to consolidated financial statements.

BIG FLOWER PRESS HOLDINGS, INC.
TREASURE CHEST ADVERTISING COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    NOTE
      TREASURE CHEST                SHARES                  COMMON           RETAINED            RECEIVABLE
 ADVERTISING COMPANY, INC.        OUTSTANDING                STOCK           EARNINGS             FROM ESOT             TOTAL
BALANCE, JULY 1, 1992              18,998,323                $190             $29,271             $(1,866)            $27,595

  Net income                                                                    4,685                                   4,685
  Interest on note and other
   receivables from ESOT                                                                             (170)               (170)
  Contribution to ESOT used
    to repay interest on note
    and other receivables                                                                             537                 537
  Other                                 3,624                                      16                                      16
                                  -----------                ----             -------             -------             -------
BALANCE, JUNE 30, 1993             19,001,947                 190              33,972              (1,499)             32,663

  Net loss                                                                       (139)                                   (139)
  Interest on note and other
    transactions with ESOT                                                                           (159)               (159)
                                  -----------                ----             -------             -------             -------
BALANCE, AUGUST 11, 1993           19,001,947                $190             $33,833             $(1,658)            $32,365
                                  -----------                ----             -------             -------             -------
                                  -----------                ----             -------             -------             -------


See the accompanying notes to consolidated financial statements.

BIG FLOWER PRESS HOLDINGS, INC.
TREASURE CHEST ADVERTISING COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)

- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  SUB-
                                                                   ADDITIONAL       ACCUM-      CRIPTION    UNEARNED
BIG FLOWER PRESS                          SHARES     COMMON          PAID-IN        ULATED        NOTES      COMPEN-
 HOLDINGS, INC.                         OUTSTANDING   STOCK          CAPITAL        DEFICIT    RECEIVABLE    SATION          TOTAL
BALANCE, AUGUST 12, 1993                 3,975,000    $   40     $   15,460                                               $ 15,500
  Stock split                              288,076         3             (3)
  Issuance of common stock                 612,344         6          4,709                                                  4,715
  Net loss                                                                       $  (4,442)                                 (4,442)
                                       -----------     -----      ---------       --------                                --------
BALANCE, JUNE 30, 1994                   4,875,420        49         20,166         (4,442)                                 15,773


  Net loss                                                                          (3,046)                                 (3,046)
  Unearned compensation                                               1,412                                $ (1,412)
  Amortization of unearned
    compensation                                                                                                 96             96
  Reclassification of common
    stock subject to redemption                                      (1,340)                                                (1,340)
                                       -----------     -----      ---------       --------                 --------       --------
BALANCE, JUNE 30, 1995                   4,875,420        49         20,238         (7,488)                  (1,316)        11,483

  Stock split                            4,875,420        49            (49)
  Net proceeds from issuance
    of common stock                      5,500,000        55         80,355                                                 80,410
  Net loss                                                                         (14,192)                                (14,192)
  Premium on redemption of
    preferred stock of a
    subsidiary                                                       (1,682)                                                (1,682)
  Amortization of unearned
    compensation                                                                                                141            141
  Reclassification of common
    stock subject to redemption            433,761         4          2,030                    $(263)                        1,771
                                       -----------     -----      ---------       --------     -----       --------       --------
BALANCE,
  DECEMBER 31, 1995                     15,684,601     $ 157      $ 100,892       $(21,680)    $(263)      $ (1,175)      $ 77,931
                                       -----------     -----      ---------       --------     -----       --------       --------
                                       -----------     -----      ---------       --------     -----       --------       --------


See the accompanying notes to consolidated financial statements.

BIG FLOWER PRESS HOLDINGS, INC.
TREASURE CHEST ADVERTISING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                 PREDECESSOR                              SUCCESSOR
                                                         ----------------------------  ---------------------------------------------
                                                            YEAR           42 DAYS        323 DAYS          YEAR         SIX MONTHS
                                                            ENDED           ENDED           ENDED           ENDED           ENDED
                                                          JUNE 30,       AUGUST 11,       JUNE 30,        JUNE 30,      DECEMBER 31,
                                                            1993            1993            1994            1995            1995
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)                                        $ 4,685         $  (139)       $ (4,442)       $ (3,046)      $ (14,192)

  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
    Provision for doubtful accounts                          4,382             115             (60)          1,711           2,548
    Deferred income taxes                                      225            (283)            217          (5,360)            102
    Depreciation and amortization                           12,707           1,275          27,778          42,095          18,351
    Deferred interest                                                                        2,375           7,768           3,603
    Amortization of deferred financing
      costs                                                  2,435             126           1,936           3,437           1,594
    Preferred dividends of a subsidiary                                                      1,913           2,444           1,068
    Equity in loss of unconsolidated
      companies                                              1,231
    (Gain) loss on disposition of property,
       plant and equipment                                     870                            (551)            397             219
    Extraordinary item                                                                                                      19,248
    Changes in operating assets and
       liabilities:
      Accounts receivable                                     (244)          3,618         (17,841)          4,403         (26,850)
      Inventories                                             (956)         (1,771)           (573)        (22,863)          6,465
      Prepaid expenses                                        (891)           (407)           (848)          2,628            (846)
      Accrued interest on notes receivable
         from related parties and ESOT                        (554)           (159)           (225)
      Other assets                                            (497)             36             581              96             536
      Accounts payable, compensation and
        benefits payable and other liabilities              (1,570)         (8,774)         18,025          11,206          14,440
                                                           -------         -------        --------        --------       ---------
          Net cash provided by (used in)
             operating activities                           21,823          (6,363)         28,285          44,916          26,286
                                                           -------         -------        --------        --------       ---------
                                                           -------         -------        --------        --------       ---------


See the accompanying notes to consolidated financial statements.
                                                                     (Continued)

BIG FLOWER PRESS HOLDINGS, INC.
TREASURE CHEST ADVERTISING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                 PREDECESSOR                              SUCCESSOR
                                                         ----------------------------  ---------------------------------------------
                                                            YEAR           42 DAYS        323 DAYS          YEAR         SIX MONTHS
                                                            ENDED           ENDED           ENDED           ENDED           ENDED
                                                          JUNE 30,       AUGUST 11,       JUNE 30,        JUNE 30,      DECEMBER 31,
                                                            1993            1993            1994            1995            1995

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures                                  $   (6,967)       $ (1,280)  $      (5,537)  $      (7,142)   $    (16,657)
  Proceeds from sale of property, plant
    and equipment                                           17,675                           1,107           1,305              53
  Collection of related-party notes                                                         14,324
  Purchase of other tangible assets                                                        (64,021)
  Non-compete agreements                                                                   (38,335)
  Acquisition of Treasure Chest                                                           (109,340)
  Acquisition of Retail Graphics and KTB                                                   (71,297)
  Acquisition of Laser Tech                                                                                                 (2,584)
  Collection of ESOT note                                                                    1,658
  Net decrease in other related-party
    receivables                                                                              1,812
                                                           -------         -------       ---------         -------        --------
          Net cash provided by (used in)
             investing activities                           10,708          (1,280)       (269,629)         (5,837)        (19,188)
                                                           -------         -------       ---------         -------        --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Payments for long-term debt                              (51,258)           (565)        (57,496)         (3,114)       (199,360)
  Proceeds from issuance of long-term
    debt                                                    25,000                         287,485
  Net borrowings (repayments) under
    old line of credit                                     (18,461)          6,774         (19,353)                        (10,247)
  Net borrowings (repayments) under
    new line of credit                                                                      41,024         (30,777)        144,500
  Increase (decrease) in cash overdraft                     13,772                          (8,542)         (5,698)         10,215
  Deferred financing costs                                                                 (21,787)           (302)         (7,306)
  Proceeds from issuance of common
    stock                                                                                   21,964             566          80,410


See the accompanying notes to consolidated financial statements.
                                                                     (Continued)

BIG FLOWER PRESS HOLDINGS, INC.
TREASURE CHEST ADVERTISING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                 PREDECESSOR                              SUCCESSOR
                                                         ----------------------------  ---------------------------------------------
                                                            YEAR           42 DAYS        323 DAYS          YEAR         SIX MONTHS
                                                            ENDED           ENDED           ENDED           ENDED           ENDED
                                                          JUNE 30,       AUGUST 11,       JUNE 30,        JUNE 30,      DECEMBER 31,
                                                            1993            1993            1994            1995            1995
CASH FLOWS FROM FINANCING
  ACTIVITIES (Cont'd):
  Issuance of promissory notes                                                            $  2,000
  Repayment of promissory notes                                                             (2,000)
  Payments for repurchase of
    common stock                                          $   (596)                           (101)       $   (772)
  Purchase of redeemable preferred
    stock of a subsidiary                                                                                                 $(22,107)
                                                          --------          ------        --------        --------        --------
          Net cash provided by (used in)
            financing activities                           (31,543)         $6,209         243,194         (40,097)         (3,895)
                                                          --------          ------        --------        --------        --------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                    988          (1,434)          1,850          (1,018)          3,203

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                        1,009           1,997             563           2,413           1,395
                                                          --------          ------        --------        --------        --------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                           $  1,997          $  563        $  2,413        $  1,395        $  4,598
                                                          --------          ------        --------        --------        --------
                                                          --------          ------        --------        --------        --------

See the accompanying notes to consolidated financial statements.
                                                                     (Concluded)

BIG FLOWER PRESS HOLDINGS, INC.
TREASURE CHEST ADVERTISING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.   ACQUISITIONS

     Big Flower Press Holdings, Inc. (the "Company" or "Big Flower"), its wholly owned subsidiary, Big Flower Press, Inc. ("BFP"), and its wholly owned subsidiary, TCA Merger Corp. ("Merger Corp."), were organized to effect the acquisition of Treasure Chest Advertising Company, Inc. ("Treasure Chest"). On August 12, 1993, the Company acquired Treasure Chest (the "Acquisition"). The Acquisition was effected pursuant to an Agreement and Plan of Merger, dated as of May 10, 1993, by and among certain stockholders of Treasure Chest, BFP, and Merger Corp. and a Stock Purchase Agreement, dated as of July 15, 1993, by and among BFP, Treasure Chest and the Treasure Chest Advertising Company, Inc., Employee Stock Ownership Trust (the "ESOT"). In connection with the Acquisition, Treasure Chest purchased certain other assets which were used by Treasure Chest in the operation of its business, from certain former stockholders and their affiliates, and BFP entered into a non-compete agreement with the founders and former principal owners of Treasure Chest. Prior to the Acquisition, the Company, BFP and Merger Corp. did not have any significant assets or liabilities or engage in any activities other than those incident to their formation, the acquisition and the financing related to the Acquisition.

     BFP obtained funds necessary to effect the Acquisition and related transactions, to retire existing indebtedness and to pay the fees and expenses of the Acquisition from (i) borrowings under a $75.0 million credit agreement entered into by Treasure Chest and a group of banks,
     (ii) the proceeds of a $150.0 million offering by BFP of senior subordinated notes due 2003 (the "10-3/4% Notes"), (iii) issuance by BFP of $15.0 million of preferred stock to the ESOT (the "BFP Preferred Stock") and (iv) the contribution of $32.5 million in cash by Big Flower in exchange for all of the shares of common stock of BFP. Big Flower obtained the cash contributions to BFP through a placement of Big Flower's common stock and 11% debentures (the "11% Debentures").

     On January 24, 1994 and March 16, 1994, Big Flower entered into definitive agreements (the "Agreements") to acquire Retail Graphics Holding Company ("Retail Graphics") and KTB Associates, Inc. ("KTB"), respectively. Big Flower subsequently assigned its rights to the Agreements to Treasure Chest. Following the consummation of the acquisitions of KTB and Retail Graphics, KTB changed its name to Treasure Chest Advertising Company, Inc. of New York, and Retail Graphics changed its name to Treasure Chest Advertising Holding Company of Texas, Inc.

     Pursuant to the Agreements on April 27, 1994, Treasure Chest acquired (i) all of the issued and outstanding shares of common stock of Retail Graphics for an aggregate consideration of $39,088,000; (ii) certain printing equipment leased by Retail Graphics from D. Enterprises, Inc. ("DE"), an affiliate of Retail Graphics, for an aggregate consideration of $32,390,000; and (iii) all of the issued and outstanding shares of common stock of KTB for an aggregate consideration of $34,631,000 and (iv) certain fee interests in real property from Tomsons Properties and TKB Properties, affiliates of KTB, for an aggregate consideration of $4,800,000.

     Treasure Chest obtained the funds necessary to effect the acquisitions of KTB and Retail Graphics, to enter into certain non-compete and other agreements, to retire certain existing indebtedness of Retail Graphics, KTB and their affiliates and to pay the fees and expenses of the acquisition of KTB and Retail Graphics from (i) borrowings under Treasure Chest's amended credit agreement, (ii) a contribution of capital by BFP of a portion of the proceeds of an offering of $40,000,000 aggregate principal amount of its senior subordinated notes due 2003 (the "BFP Notes"); and (iii) a contribution of capital by Big Flower of a portion of the proceeds of an offering by Big Flower of 76,543 units consisting of an aggregate of $76,543,000 aggregate principal amount of Big Flower's senior discount notes (the "13-1/2% Notes") and 612,344 shares of Class D common stock of Big Flower.

     The acquisitions of Treasure Chest, KTB and Retail Graphics have been accounted for as purchases, applying the provisions of Accounting Principles Board Opinion No. 16. The total purchase cost has been allocated to the acquired companies' assets and liabilities based on their relative fair values as of the closing dates of the acquisitions, based on valuations and other studies. A portion of the excess of the purchase cost over the historical book value of the net assets acquired was allocated to specific identified intangibles and the remainder, representing goodwill, is being amortized over 40 years.

     The following supplemental unaudited pro forma information has been prepared as though the acquisitions of Treasure Chest, KTB and Retail Graphics had occurred at July 1, 1992 (in thousands):

                                                              YEAR ENDED JUNE 30,
                                                            ------------------------
                                                              1993           1994
          Net sales                                         $722,694       $806,870
          Net loss                                          $(22,503)      $ (9,055)
          Net loss per common and common equivalent share   $  (2.23)      $  (0.85)

     On November 27, 1995, BFP acquired Laser Tech Color, Inc. (Laser Tech).
     The purchase price was comprised of (i) $3.0 million paid on the closing date of such transactions, (ii) a $13.6 million note which matured in January 1996 and (iii) and a $4.5 million note which converted into 281,250 shares of Common Stock in January 1996. In addition, in conjunction with the acquisition the Company paid $8.3 million to repay certain indebtedness and other obligations of Laser Tech.

     The acquisition of Laser Tech has been accounted for as a purchase, applying the provisions of Accounting Principles Board Opinion No. 16. The total purchase cost has been allocated to Laser Tech's assets and liabilities based on their relative fair value as of November 27, 1995, based on preliminary valuations and other studies. Those valuations and studies are not yet complete. The excess of the purchase cost over the fair value of the net assets acquired, representing goodwill, will be amortized over 40 years. The pro forma effect of the acquisition on the Company's consolidated financial statements was not material.

     On March 19, 1996, Big Flower acquired Webcraft Technologies, Inc. ("Webcraft"), a privately-owned company focused on the marketing and production of direct mail products and commercial and lottery games, for approximately $111.0 million of which (i) approximately $4.0 million represented a portion of the proceeds received by Webcraft in connection with the settlement of a certain patent litigation and (ii) $4.8 million was deposited in escrow to fund any claims for indemnification of the Company.

     The acquisition of Webcraft and the refinancing of Webcraft's existing debt were financed with (i) an amendment and restatement of the New Credit Agreement including the existing revolver of $350.0 million and a term loan facility of an additional $75.0 million, (ii) proceeds from an accounts receivable securitization facility and (iii) cash on hand at Webcraft.

2.   RECAPITALIZATION AND OFFERING

     On November 28, 1995, Big Flower consummated an initial public offering (the "Offering") of 6,724,688 shares of its common stock, of which 5,500,000 shares were sold by Big Flower and 1,224,688 shares were sold by selling stockholders. The net proceeds of the Offering to Big Flower of $80.3 million were used to redeem on a pro rata basis at a premium, a portion of the 13-1/2% Notes, and a portion of the

     10-3/4% Notes and the BFP Notes. The remainder of the net proceeds, together with borrowings under the New Credit Agreement as defined in
     Note 9, were used to purchase at a premium the remaining balance of the 13-1/2% Notes, purchase all of Big Flower's 11% Debentures at 100% of principal amount, repay all amounts owed under Treasure Chest's amended credit agreement, purchase all outstanding shares of the BFP Preferred Stock and terminate the Company's interest rate swap agreements (see
     Note 9). The termination of the swap agreements and the repayment of the 13-1/2% Notes, the 10-3/4% Notes, the BFP Notes and the amended credit agreement generated an extraordinary loss of $19,248,000 (net of income tax benefit of $11,304,000), for the premiums and the deferred financing costs associated with the amounts repaid. In connection with the Offering, BFP was merged with and into the Company and the Company assumed the 10-3/4% and BFP Notes.

     Simultaneously with the consummation of the Offering, the outstanding shares of Class B common stock, Class C common stock and Class D common stock (except for 869,346 shares of Class B common stock) were converted to shares of common stock on a share-for-share basis. In addition, the Company declared a 2 for 1 stock split, effected in the form of a dividend, on its then-outstanding shares, and the then-outstanding options to purchase shares of Class C common stock became options to purchase shares of common stock at the rate of two shares of common stock for each share of Class C common stock underlying such options. In addition, the put rights of the holders of vested Class C common stock expired.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     LINE OF BUSINESS - Treasure Chest prints advertising circulars for mass merchandisers and specialty retailers, Sunday comics and other newspaper products and publications throughout the United States. Laser Tech is a pre-press company which provides electronic and conventional graphics services.

     CHANGE IN FISCAL YEAR - Effective July 1, 1995, the Company changed its fiscal year-end from June 30 to December 31. The Company retained its June 30 year-end for income tax reporting purposes. Summarized unaudited financial information for the six months ended December 31, 1994 is as follows:

          Net sales                                            $456,527,000
          Gross profit                                         $ 58,368,000
          Income before income taxes                           $  3,635,000
          Provision for income taxes                           $  2,592,000
          Net income                                           $  1,043,000

          Net income per common and common equivalent share    $       0.10

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

     Investments in 50%-owned affiliates are accounted for using the equity method. In accordance with the equity method, investments are carried at the cost of acquisition, plus or minus equity in undistributed earnings or losses since acquisition, subject to realization.

     REVENUE RECOGNITION - Revenue is recognized on a units-of-work-performed method. Accordingly, revenue and the related unbilled accounts receivable are recognized for partially completed orders in process and orders completed but not yet delivered to customers.

     CASH MANAGEMENT - Bank lockbox services are used to accumulate accounts receivable remittances. Such remittances are transmitted daily by wire to the lender to reduce the revolving credit facility. A zero balance disbursements account is also used, to which funds are wired daily from the lender to cover checks presented for payment that day.

     Under the cash management system, outstanding checks can create negative book cash balances. Negative book cash balances of $11,563,000, $5,865,000 and $16,080,000 at June 30, 1994 and 1995 and December 31, 1995,
     respectively, have been reported as accounts payable.

     Cash equivalents include all investments with initial maturities of 90 days or less.

     INVENTORIES - Inventories are priced at the lower of cost or market. Cost has been determined on the first-in, first-out method.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the remaining terms of the leases, whichever are shorter. Major replacements, additions and renewals are capitalized. Repairs and maintenance are charged to expense as incurred.

     Depreciation is recorded on temporarily idle machinery and equipment. There was approximately $474,000, $41,000, $220,000, $89,000, and $96,000
     in other expense, net related to idle equipment depreciation for the year ended June 30, 1993, the 42 days ended August 11, 1993, the 323 days ended June 30, 1994, the year ended June 30, 1995 and the six months ended December 31, 1995, respectively.

     Interest costs related to in-house capital projects are capitalized. There were no interest costs capitalized for the 42 days ended August 11, 1993 and the six months ended December 31, 1995. Interest costs of approximately $150,000, $260,000 and $295,000 have been capitalized during the year ended June 30, 1993, the 323 days ended June 30, 1994 and the year ended June 30, 1995, respectively.

     INTANGIBLE ASSETS - The Company reviews the recoverability of intangible assets to determine if there has been any permanent impairment. This assessment is performed based on the estimated future cash flows compared with the carrying value of intangible assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a writedown would be recorded to reduce the related asset to its estimated fair value.

     INCOME TAXES - Treasure Chest adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", effective
     July 1, 1993. The cumulative effect of adopting SFAS No. 109 on Treasure Chest's consolidated financial statements was not significant. Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. Prior to adoption of SFAS No. 109, Treasure Chest provided for income taxes under Accounting Principles Board Opinion No. 11. For financial reporting purposes, income tax credits are recorded as direct reductions of the income tax provision using the flow-through method of accounting. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

     NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE - Per share information is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options using the treasury stock method. Common equivalent shares for all common stock and options issued within one year prior to the Offering have been calculated using the treasury stock method and have been treated as outstanding for all periods prior to the Offering. Per share information for all periods has been retroactively adjusted to reflect the 2 for 1 stock split immediately prior to the Offering. Supplemental income per share before extraordinary item for the six months ended December 31, 1995 reflecting the impact of the Offering and related transactions was $0.53.

     STATEMENTS OF CASH FLOWS - Supplemental disclosures of cash flow information are as follows (in thousands):

                                                                                                              SIX
                                                YEAR             42 DAYS      323 DAYS        YEAR          MONTHS
                                                ENDED             ENDED         ENDED         ENDED          ENDED
                                              JUNE 30,         AUGUST 11,     JUNE 30,      JUNE 30,     DECEMBER 31,
                                                1993              1993          1994          1995           1995
          Cash paid for income taxes
            and interest was a follows:
            Interest, net of amounts
              capitalized                        $6,982           $843        $11,268        $26,426        $23,143
            Income taxes, net of refunds         $5,144             -         $ 1,634        $ 8,019        $ 6,589

     On August 12, 1993, the Company purchased all of the capital stock of Treasure Chest. In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

          Fair value of assets acquired                         $   253,031
          Cash paid for common stock                               (105,000)
          Issuance of preferred stock                               (15,000)
          Other acquisition costs                                    (4,340)
                                                                -----------
          Liabilities assumed                                   $   128,691
                                                                -----------
                                                                -----------

     On April 27, 1994, the Company purchased all of the capital stock of KTB and Retail Graphics. In conjunction with the acquisitions of KTB and Retail Graphics, liabilities were assumed as follows (in thousands):

          Fair value of assets acquired                         $   139,733
          Cash paid for common stock                                (73,719)
          Other acquisition costs                                    (2,619)
                                                                -----------
          Liabilities assumed                                   $    63,395
                                                                -----------
                                                                -----------

     On November 27, 1995, the Company purchased all of the capital stock of Laser Tech. In conjunction with the acquisition of Laser Tech, liabilities were assumed as follows (in thousands):

          Fair value of assets acquired                         $    34,684
          Cash paid for common stock                                 (3,000)
          Notes payable issued                                      (18,119)
                                                                -----------
          Liabilities assumed                                   $    13,565
                                                                -----------
                                                                -----------

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

          CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE - The carrying amounts approximate fair value because of the short maturities of these instruments.

          REVOLVING CREDIT FACILITY AND TERM LOAN - The carrying amounts approximate fair value because their interest rates are based on variable reference rates.

          LONG-TERM DEBT (EXCLUDING REVOLVING CREDIT FACILITY AND TERM LOAN) - The fair value of the 10-3/4% Notes and BFP Notes at June 30, 1994 and 1995 and December 31, 1995 approximates $181,450,000, $190,000,000 and
          $134,300,000, respectively. The fair value of the 13-1/2% Notes at June 30, 1994 and 1995 approximates $42,099,000 and $51,284,000, respectively.

          It is not practicable to estimate the fair value of the 11% Debentures as there were no quoted market prices for the same or similar issues. Management believes the fair value of the debentures would not differ significantly from the carrying amount at June 30, 1994 and 1995, respectively.

          INTEREST RATE SWAP AND CAP AGREEMENTS - The cost to terminate these agreements at June 30, 1994 and 1995 was approximately $5,554,000 and $4,165,000, respectively.

     CONCENTRATION OF CREDIT RISK - Financial instruments which subject the Company to credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     ACCOUNTING PRONOUNCEMENTS - In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

     RECLASSIFICATIONS - Certain amounts for prior periods have been reclassified to conform to the current period presentation.

4.  ACCOUNTS RECEIVABLE

    Accounts receivable are summarized as follows (in thousands):

                                        JUNE 30,
                                ------------------------   DECEMBER 31,
                                  1994           1995          1995

Trade - billed                  $ 95,290       $ 92,176     $ 129,998
Trade - unbilled                   7,758          8,897         6,524
Other receivables                  5,478          1,381         2,229
                                --------       --------     ---------

                                 108,526        102,454       138,751
Allowance for doubtful accounts   (5,266)        (5,308)       (7,340)
                                --------       --------     ---------

                                $103,260       $ 97,146     $ 131,411
                                --------       --------     ---------
                                --------       --------     ---------

5.  INVENTORIES

    Inventories are summarized as follows (in thousands):

                                       JUNE 30,
                                ------------------------   DECEMBER 31,
                                  1994           1995          1995

Paper                            $19,106        $42,226       $37,878
Ink                                1,747          1,700         1,468
Other                              3,851          1,831         2,451
                                --------       --------     ---------

                                 $24,704        $45,757       $41,797
                                --------       --------     ---------
                                --------       --------     ---------

6.  INVESTMENTS IN AFFILIATED COMPANIES

    Treasure Chest, through its wholly owned consolidated subsidiary, TC Equipment Holding, Inc. (TCEH), held a 50% interest in EGS Americas, Inc.
    (EGS). EGS purchased used printing equipment, refurbished such equipment and sold it to third-party buyers. EGS was accounted for under the equity method. Treasure Chest's equity share in the cumulative losses of EGS exceeded its investment balance. As a result, Treasure Chest reduced its investment balance to zero in the year ended June 30, 1992. Treasure Chest had also made cash advances to EGS, which were evidenced by notes receivable (due on demand and bearing interest at prime plus 1.75%).
    During the year ended June 30, 1993, the Company provided a reserve for the remaining notes receivable balance of $1,231,000. On January 14, 1994, Treasure Chest sold its 50% interest in EGS to the management group of EGS for $244,000. TCEH merged with Treasure Chest on June 30, 1994.

7.  PROPERTY, PLANT AND EQUIPMENT

    The cost of fixed assets and the related useful lives used for financial reporting purposes are as follows (in thousands):


                                             ESTIMATED
                                             USEFUL LIFE              JUNE 30,
                                                             -------------------------     DECEMBER 31,
                                             (in Years)        1994           1995            1995

      Land                                                   $  3,620       $  3,560       $  3,560
      Machinery and equipment                  5 to 12        117,855        121,103        125,882
      Buildings and leasehold improvements     3 to 30         29,535         28,780         29,101
      Furniture and fixtures                   5 to 10          3,258          4,753          6,024
      Vehicles                                  3 to 4            465            451            451
      Construction in progress and deposits
       on equipment purchases                                   1,459          1,785         12,519
                                                             --------       --------       --------

                                                              156,192        160,432        177,537
Accumulated depreciation and
 amortization                                                 (12,000)       (31,716)       (40,793)
                                                             --------       --------       --------

                                                              144,192        128,716        136,744

Temporarily idle machinery and
 equipment, net of accumulated
 depreciation of $157, $129 and $225           3 to 12            545            465          1,094
                                                             --------       --------       --------

                                                             $144,737       $129,181       $137,838
                                                             --------       --------       --------
                                                             --------       --------       --------

8.    INTANGIBLES

      Intangibles are summarized below and are amortized using the straight-line method over the following periods (in thousands):



                                                                      JUNE 30,
                                                             -------------------------     DECEMBER 31,
                                                YEARS          1994           1995            1995

      Customer backlog                          1 to 2       $ 18,405       $ 17,102       $  3,050
      Ink contracts                                7.5          7,799          7,799          7,799
      Non-compete agreements                         5         38,335         38,335         38,585
      Goodwill                                      40        145,223        148,208        169,024
                                                             --------       --------       --------
                                                              209,762        211,444        218,458
      Accumulated amortization                                (15,375)       (36,179)       (29,978)
                                                             --------       --------       --------

                                                             $194,387       $175,265       $188,480
                                                             --------       --------       --------
                                                             --------       --------       --------

9.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

    On April 8, 1992, Treasure Chest entered into a revolving credit facility with a lender, which provided for maximum borrowings of $75,000,000. The amounts that could be advanced under the revolving credit facility were based upon the availability of eligible accounts receivable and inventory collateral amounts. Advances bore interest at the lender's prime rate plus 1.75%.

    Treasure Chest amended its agreement with its senior noteholders on April 8, 1992. Under the restructuring of the senior notes, the outstanding loans were secured by certain of Treasure Chest's machinery and equipment, and interest accrued at rates ranging from 10% to 10.5%. In addition to semiannual installments varying from $1,000,000 to $9,500,000 through June 1995, Treasure Chest was required to make principal prepayments at the end of each fiscal year equal to 50% of its excess cash flow (as defined).

    On February 11, 1993, Treasure Chest entered into a loan agreement with a lender for $25,000,000. The interest rate on this loan was a bank rate plus 2.25%. The loan agreement also provided for additional borrowings of up to an aggregate total of $26,000,000 for the redemption of certain outstanding capital stock. The proceeds of this loan were used to repay the senior notes.

    In connection with the acquisition of Treasure Chest, effective August 12, 1993, all of Treasure Chest's debt then outstanding was repaid and Treasure Chest entered into a new credit agreement (the Credit Agreement).

    The Credit Agreement provided that Treasure Chest could borrow revolving loans from time to time in an aggregate amount not to exceed the lesser of
    (a) $75,000,000 and (b) an amount equal to the sum of (i) $20,000,000, plus
    (ii) the amount of a variable borrowing base calculated from time to time as provided in the Credit Agreement based on the value of Treasure Chest's accounts receivable and inventory at the time of such calculation, as defined. Outstanding loans under the Credit Agreement accrued interest at a floating rate per annum equal to, at the option of Treasure Chest, either the lender's prime rate plus 1.5% or 3% above an adjusted LIBOR.

    In conjunction with the acquisitions of KTB and Retail Graphics, the Credit Agreement was amended (the Amended Credit Agreement). The Amended Credit Agreement consisted of a $50.0 million term loan and a $100.0 million revolving credit facility. The Amended Credit Agreement provided that Treasure Chest could borrow up to $50.0 million on the term loan and could borrow on revolving loans from time to time in an aggregate amount not to exceed the lesser of (a) the revolving facility commitment then in effect and (b) a variable borrowing base calculated from time to time as provided in the Amended Credit Agreement based on, among other things, the value of Treasure Chest's accounts receivable and inventory at the time of such calculation. Outstanding loans under the Amended Credit Agreement accrued interest at a floating rate per annum equal to, at the option of Treasure Chest, either the lender's prime rate plus 1.5% or 3% above an adjusted LIBOR. At June 30, 1994, the interest rate on the term loan was 7.31%, and the interest rates on revolving loans ranged from 7.31% to 8.75%. At
    June 30, 1995, the interest rates on the term loan and the revolving loan ranged from 8.3% to 10.3%. Treasure Chest was required to make scheduled principal payments and apply a certain percentage of excess cash flow toward repayment of the term loan at the end of each fiscal year.

    On November 28, 1995, Treasure Chest entered into a six-year $350.0 million revolving credit facility (the New Credit Agreement), with reductions of $33.3 million after each of three, four and five years into the term of the New Credit Agreement. All amounts outstanding under the Amended Credit Agreement were repaid. Interest on borrowings under the New Credit Agreement are payable at Treasure Chest's option (a) at a base rate plus a margin which ranges from 0.00% to 1.00% or (b) at a Eurodollar rate plus a margin which ranges from 0.50% to 2.00%. The New Credit Agreement also restricts the ability of Treasure Chest to pay dividends to the Company and the Company's ability to pay dividends to its stockholders but allows cash dividends to the Company for operating expenses in the ordinary course of business up to an amount which starts at $5.0 million for the calendar year 1996 and increases 10% each year. Additionally, dividends are permitted
    (a) to enable the Company to pay interest on the 10-3/4% Notes and the BFP Notes (or refinancing thereof), to pay dividends on certain issuances of preferred stock and to undertake certain debt buybacks and (b) up to 25% of the consolidated net income for the prior year. At December 31, 1995, the interest rates on borrowings on the New Credit Agreement ranged from 7.56% to 9.13%.

    In connection with the acquisition of Treasure Chest, BFP issued $150,000,000 of 10-3/4% Notes. Interest on the 10-3/4% Notes is payable semiannually on February 1 and August 1. In connection with the acquisition of KTB and Retail Graphics, BFP issued $40,000,000 of the BFP Notes at a discount of $2,800,000. The effective interest rate on the BFP Notes was 11.74%.

    In connection with the Offering (see Note 2) BFP was merged into the Company and the Company assumed the 10-3/4% and BFP Notes. The 10-3/4% Notes and BFP Notes are subject to certain covenants, including limitations on restricted payments, additional indebtedness, dividends and payments, liens, asset sales, transactions with affiliates, mergers and consolidations, and the creation of senior subordinated debt.

    In connection with the acquisition of Treasure Chest, on August 12, 1993, Big Flower issued $15,000,000 principal amount of 11% debentures due on August 2, 2005, the proceeds of which were contributed to BFP. Interest on the debentures was payable semiannually on each February 1 and August 1.
    As permitted by the governing indenture, interest payments could be made, in kind, through the issuance of additional securities on each payment date
    or cash subject to certain conditions and requirements.   Accordingly, the
    interest accrued thereon at June 30, 1994 and 1995 has been included in long-term debt.

    In connection with the acquisition of KTB and Retail Graphics, Big Flower issued $76,543,000 principal amount of 13-1/2% senior discount notes due 2004, at a substantial discount, the proceeds of which were contributed to BFP. The effective interest rate on the senior discount notes was 14.58%. Interest on the senior discount notes was payable semiannually on each April 15 and October 15, commencing on October 15, 1999.

    In connection with the Offering (see Note 2) the 11% Debentures, the 13-1/2% Notes and a portion of the 10-3/4% Notes and the BFP
    Notes were repaid.

    A summary of long-term debt (excluding the revolving credit facility) is as follows (in thousands):


                                                JUNE 30,
                                       ------------------------    DECEMBER 31,
                                          1994           1995          1995

 10-3/4% Notes and BFP Notes          $187,214       $187,387      $125,022
 Term loan                              50,000         47,500
 11% Debentures                         16,515         18,403
 13-1/2% Notes                          36,145         41,852
 Other notes                             1,872          1,258         4,255
                                      --------       --------      --------
                                       291,746        296,400       129,277
 Current portion                        (3,982)        (8,671)       (3,335)
                                      --------       --------      --------

                                      $287,764       $287,729      $125,942
                                      --------       --------      --------
                                      --------       --------      --------

    Future minimum payments on long-term debt (excluding the revolving credit facility) are as follows (in thousands):

      1996                                                           $  3,335
      1997                                                                643
      1998                                                                273
      1999                                                                  1
      2000                                                                  1
      Thereafter                                                      125,024
                                                                     --------

      Total                                                          $129,277
                                                                     --------
                                                                     --------

    Effective February 1, 1994, the Company entered into a three-year interest rate swap agreement with Citicorp USA, Inc. which converted the $150,000,000 10-3/4% Notes to LIBOR-based floating rate debt for the term of the swap agreement. Under the terms of the agreement, the Company received a fixed rate of 4.44% on a notional amount of $150,000,000 and made floating rate payments based on LIBOR at six-month intervals through January 31, 1997. The swap agreement contained a provision which capped the floating rate payments made by the Company at 6.15% for 50% of the notional amount for the second year of the agreement and for 100% of the notional amount for the third year of the agreement. In June 1994, the Company entered into an agreement with Citibank, N.A. which extended the 6.15% interest rate cap on the floating rate payments made by the Company to 100% of the notional amount effective August 1, 1994. In connection with the Offering (see Note 2), the swap agreements were terminated.

    Interest rate swap and cap agreements are accounted for as hedges if they are matched with an underlying debt obligation. The differences to be paid or received on the swap and cap agreements are included in interest expense as they accrue. Gains and losses on interest rate swaps which do not meet the criteria for accrual accounting are recognized as other income or expense. Gains and losses on termination of interest rate swaps which are matched with underlying debt are deferred and recognized over the remaining life of the swap or debt, whichever is shorter. Gains and losses on interest rate swaps for which the underlying instrument matures or is extinguished are recognized as a component of the carrying cost of the extinguished instrument.

10. REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY

    In connection with the Acquisition in August 1993, BFP issued 150,000 shares of mandatorily redeemable preferred stock. Dividends were payable in additional shares of preferred stock at an annual rate of 13-5/8%. All outstanding shares of the preferred stock were repurchased in connection with the Offering (see Note 2).

11. LEASES

    Facilities and certain equipment are leased under lease agreements that expire at various dates through 2006. Rental expense under operating leases for the year ended June 30, 1993, the 42 days ended August 11, 1993, the 323 days ended June 30, 1994, the year ended June 30, 1995, and the six months ended December 31, 1995 was $16,943,000, $2,267,000, $16,905,000,
    $27,931,000, and $15,262,000, respectively. Minimum annual rentals under all noncancelable operating leases (net of subleases) are as follows (in thousands):

      1996                                                           $ 28,156
      1997                                                             24,382
      1998                                                             19,158
      1999                                                             15,419
      2000                                                              9,249
      Thereafter                                                       12,917
                                                                     --------
                                                                     $109,281
                                                                     --------
                                                                     --------

    Commitments under the lease agreements also extend in most instances to property taxes, insurance and maintenance and certain leases contain escalation clauses and extension options.

12. INCOME TAXES

    The provision (benefit) for income taxes consists of the following components (in thousands):


                                       YEAR           42 DAYS       323 DAYS        YEAR        SIX MONTHS
                                       ENDED           ENDED         ENDED          ENDED          ENDED
                                      JUNE 30,       AUGUST 11,     JUNE 30,       JUNE 30,     DECEMBER 31,
                                       1993            1993          1994           1995           1995
     Current:
      Federal                         $4,526          $  96         $  356         $7,804         $3,869
      State                              768             98          1,191          3,395          1,358
                                      ------          -----         ------         ------         ------

                                       5,294            194          1,547         11,199          5,227
                                      ------          -----         ------         ------         ------

     Deferred:
      Federal                            225           (263)          (302)        (3,708)           181
      State                                             (20)           519         (1,652)           (79)
                                      ------          -----         ------         ------         ------

                                         225           (283)           217         (5,360)           102
                                      ------          -----         ------         ------         ------

     Total provision (benefit) for
      income taxes                    $5,519          $ (89)        $1,764         $5,839         $5,329
                                      ------          -----         ------         ------         ------
                                      ------          -----         ------         ------         ------

    The following is a reconciliation, stated as a percentage of pretax income
    (loss), of the U.S. statutory federal income tax rate to the effective tax rate:


                                       YEAR          42 DAYS        323 DAYS        YEAR        SIX MONTHS
                                       ENDED          ENDED          ENDED          ENDED          ENDED
                                      JUNE 30,      AUGUST 11,      JUNE 30,       JUNE 30,     DECEMBER 31,
                                        1993           1993           1994           1995           1995

      Income taxes computed at          34.0 %        (35.0) %       (35.0) %        35.0 %         35.0 %
       federal statutory rate
      Amortization of goodwill                                        34.7           73.7            6.7
      Preferred dividends of a
       subsidiary                                                     29.6           37.3            4.1
      State income taxes, net of
       federal income tax benefits       5.0           (4.0)          31.6           49.0            2.6
      Reinstatement of deferred
       taxes due to utilization
       of investment tax credit
       carryforward                     13.9
      Original issue discount                                                        13.8            1.6
      Other                              1.2                           5.0            0.3            1.3
                                       -----          -----          -----          -----          -----

                                         54.1 %        (39.0) %        65.9 %        209.1 %         51.3 %
                                       -----          -----          -----          -----          -----
                                       -----          -----          -----          -----          -----

    At June 30, 1995, alternative minimum tax credit carryforwards were approximately $2,462,000, state investment tax credit carryforwards were approximately $1,536,000 (which expire at June 30, 2001), and state net operating loss carryforwards were approximately $14,258,000 (which expire at various dates through 2009).

    The tax effects of significant items comprising the Company's deferred income taxes are as follows (in thousands):

                                                            JUNE 30,
                                                    ------------------------    DECEMBER 31,
                                                      1994           1995           1995

      Tax credit carryforward                       $ 5,652        $ 3,460        $ 3,630
      Net operating loss carryforward                                1,045          1,124
      Bad debt reserve                                1,567          2,434          3,032
      Nonqualified plan                               2,200          2,285          2,210
      Workers' compensation                           2,150          2,776          2,295
      Health insurance                                1,297          1,392            990
      Original issue discount                                        2,415
      Other deductible differences                   12,069          9,207          8,505
      Relocation accrual                                                            1,629
                                                    -------        -------        -------
                                                     24,935         25,014         23,415
                                                    -------        -------        -------
      Depreciation                                  (21,113)       (24,217)       (23,404)
      Intangible assets                              (6,163)        (1,700)          (248)
      Other taxable differences                      (8,207)        (1,832)        (1,657)
                                                    -------        -------        -------
                                                    (35,483)       (27,749)       (25,309)
                                                    -------        -------        -------

      Valuation allowance                                           (1,045)        (1,124)
                                                    -------        -------        -------
      Net deferred income tax liability            $(10,548)      $ (3,780)      $ (3,108)
                                                    -------        -------        -------
                                                    -------        -------        -------

13. OTHER LONG-TERM LIABILITIES

    Other long-term liabilities are summarized as follows (in thousands):

                                                                           JUNE 30,            DECEMBER 31,
                                                                   ------------------------
                                                                     1994           1995           1995

      Present value of obligations to provide supplemental
       executive retirement plan benefits                          $ 4,775        $ 5,309        $ 5,874
      Present value of amounts due on a settlement of
       litigation                                                      758            723            705
      Deferred incentive plan payable                                  469            177            177
      Deferred leaseback credits, rent credits and gain on
       sale-leaseback transactions, being amortized into
       income over the terms of the leases, net of accumulated
       amortization of $660, $1,228, and $1,512, respectively        2,613          2,045          1,761
      Deferred compensation plan payable                                94            829          1,325
      Present value of estimated loss on vacated rental
       property, net of current portion                                523            273            163
      Other                                                            668            418            365
                                                                   -------        -------        -------
                                                                   $ 9,900        $ 9,774        $10,370
                                                                   -------        -------        -------
                                                                   -------        -------        -------

14. COMMITMENTS AND CONTINGENCIES

    The Company has letters of credit of $3,933,000 outstanding at December 31, 1995.

    Certain key employees are covered under severance plan agreements requiring varying payouts upon termination under certain circumstances.

    Certain claims, suits and complaints that arise in the ordinary course of business have been filed or are pending against the Company. Management believes that all such matters are either adequately reserved for or would not have a material effect on the accompanying financial statements if disposed of unfavorably.

15. EMPLOYEE STOCK OWNERSHIP TRUST

    Treasure Chest had an employee stock ownership plan for the benefit of employees. Under the terms of the plan, contributions were made to an employee stock ownership trust (ESOT) at the discretion of Treasure Chest's Board of Directors. The ESOT agreement required the trust assets to be invested primarily in common stock of Treasure Chest.

    At June 30, 1993, the ESOT owned 4,557,501 shares of Treasure Chest common stock or approximately 24% of Treasure Chest's issued and outstanding shares of common stock.

    In connection with the Acquisition, the ESOT note was repaid, and all shares of Treasure Chest common stock owned by the ESOT were purchased by BFP.

    During the year ended June 30, 1993, the 42 days ended August 11, 1993 and the 323 days ended June 30, 1994, Treasure Chest contributed $651,000, $61,000 and $3,597,000, respectively, to the ESOT.

    Interest income related to the above ESOT note receivable was $170,000 for the year ended June 30, 1993 and $20,000 for the 42 days ended August 11, 1993.

16. EXECUTIVE SUPPLEMENTAL RETIREMENT AND INCENTIVE PLANS

    Treasure Chest had four executive supplemental retirement plans. Plans A and B covered certain key management employees, and plans C and D covered certain sales, management and technical employees. In connection with the termination of plans C and D, approximately $2,300,000 was distributed to eligible plan participants in July 1993.

    Plans A and B provided for annual payments to each participant, upon qualified retirement, ranging from $13,000 to $50,000 for life (15 years certain). The benefits under each plan were to commence upon retirement from Treasure Chest at age 65 after completion of ten years of service or at certain other times as defined in the plans.

    The liabilities under these plans were accrued over the participant's remaining periods of employment so that, on the date of their retirement, the then-present value of the annual future payments would have been accrued. Retirement plan expense of approximately $752,000, $167,000 and $565,000 were accrued for the year ended June 30, 1993, the 42 days ended August 11, 1993 and the 323 days ended June 30, 1994, respectively. Included in such expenses were interest costs of approximately $240,000, $30,000 and $103,000 for the year ended June 30, 1993, the 42 days ended August 11, 1993 and the 323 days ended June 30, 1994, respectively.

    In connection with these retirement plans, Treasure Chest purchased transferable life insurance policies on each individual participant. Treasure Chest is the beneficiary of these policies and is charging the insurance premiums, net of any increase in cash surrender value, to expense annually. There was no net insurance premium charge for the 42 days ended August 11, 1993 or the 323 days ended June 30, 1994. The net insurance premium charge was $129,000 for the year ended June 30, 1993.

    Effective January 1, 1994, plans A and B were terminated and replaced with new plans.

    A new Retirement Income Plan, effective January 1, 1994, covers substantially all employees. Contributions, made at the discretion of Treasure Chest's Board of Directors on an annual basis, are credited to participants' accounts based on weighting factors attributable to the participant's age and compensation and vest at 20% per year over five years. Retirement plan expense for the six-month period ended June 30, 1994, the year ended June 30, 1995 and the six months ended December 31, 1995 was $475,000, $1,138,000, and $600,000, respectively.

    Treasure Chest also established a Supplemental Executive Retirement Plan, effective January 1, 1994, to provide benefits to certain management and highly compensated employees. Amounts under this unfunded defined benefit plan vest at 10% per year beginning with the participants' sixth year of service. Benefits are payable after the participants reach age 65. Participants may elect early retirement benefits beginning at age 62 or after attaining 15 years of service and 55 years of age.

    The liability under this plan is accrued over the participants' remaining periods of employment so that, on the date of their retirement, the then-present value of the annual future payments will have been accrued. Retirement plan expense was approximately $257,000, $578,000, and $600,000 for the six months ended June 30, 1994, the year ended June 30, 1995 and the six months ended December 31, 1995, which included interest costs of approximately $158,000, $352,000, and $199,000, respectively.

    Included in other long-term liabilities in the accompanying balance sheet as of June 30, 1994 and 1995 and December 31, 1995 are $4,775,000,
    $5,309,000, and $5,874,000, respectively, representing the projected actuarial present value of the unfunded benefit obligation related to this plan. As of June 30, 1994 and 1995 and December 31, 1995, a discount rate of 7.0% was used in determining this benefit obligation.

    In connection with this retirement plan, Treasure Chest purchased transferable life insurance policies on each individual participant. Treasure Chest is the beneficiary of these policies and is charging the insurance premiums, net of any increase in cash surrender value, to expense annually. There was no net insurance premium charge for the six months ended June 30, 1994 and the six months ended December 31, 1995. The net insurance charge was $50,000 for the year ended June 30, 1995.

    In addition, Treasure Chest established a Deferred Compensation Plan, effective February 1, 1994, in which certain management, highly compensated employees and directors may defer up to 100% of their total compensation through the date of their retirement. Included in long-term liabilities in the accompanying balance sheet as of June 30, 1994 and 1995 and December 31, 1995 is $94,000, $829,000, and $1,325,000, respectively, representing deferred compensation.

    INCENTIVE PLANS. Treasure Chest has two incentive plans, a sales incentive plan and an executive incentive plan. The sales incentive is paid to sales representatives and managers and is determined based on a formula related to operating results. The executive incentive plan covers key management employees and is also based on a formula related to operating results. The amount charged to expense under these plans was $2,888,000, $275,000, $3,739,000, $4,894,000 and $2,138,000 for the year ended June 30, 1993, the
    42 days ended August 11, 1993, the 323 days ended June 30, 1994, the year ended June 30, 1995 and the six months ended December 31, 1995, respectively.

    401(k) PLAN. Treasure Chest has established a 401(k) plan for eligible employees. Treasure Chest recorded $779,000, $102,000, $758,000, $1,288,000 and $783,000 in matching contributions for the year ended June 30, 1993, the 42 days ended August 11, 1993, the 323 days ended June 30, 1994, the year ended June 30, 1995 and the six months ended December 31, 1995 respectively.

17. RELATED-PARTY TRANSACTIONS

    RELATED-PARTY LEASES. Treasure Chest leased its corporate headquarters and six printing plants from an entity controlled by Treasure Chest's two major individual stockholders prior to the Acquisition. Total payments under these leases were $2,365,000 and $320,000 for the year ended June 30, 1993 and for the 42 days ended August 11, 1993, respectively.

    Prior to the Acquisition, Treasure Chest leased press equipment located in six printing plants from a partnership whose partners included certain Treasure Chest management personnel. Total rent expense under these leases was $1,601,000 and $182,000 for the year ended June 30, 1993 and the 42 days ended August 11, 1993, respectively.

    In connection with the Acquisition, notes (bearing interest at prime plus 1.50% to 1.75%) and accrued interest receivable from affiliates of $14,324,000 were collected.

18. OTHER EXPENSE, NET


    Other expense, net consisted of the following (in thousands):

                                            YEAR       42 DAYS    323 DAYS      YEAR     SIX MONTHS
                                           ENDED        ENDED      ENDED        ENDED       ENDED
                                           JUNE 30,   AUGUST 11,  JUNE 30,     JUNE 30,  DECEMBER 31,
                                             1993         1993       1994         1995        1995

      Idle plant carrying cost             $  748        $ 13      $  106
      Idle equipment depreciation             474          41         220      $   89      $   96
      (Gain) loss on disposition of
       property, plant and equipment          870                    (551)        397         219
      Contribution to ESOT                    651          61       3,597
      Plant closure                                                                         1,600
      Office relocation                                                         1,690       3,700
      Other items, net                        184          96        (646)        660         385
                                           ------        ----      ------      ------      ------

                                           $2,927        $211      $2,726      $2,836      $6,000
                                           ------        ----      ------      ------      ------
                                           ------        ----      ------      ------      ------

19. STOCKHOLDERS' EQUITY

    At June 30, 1994, Big Flower had 5,746,089 authorized shares of $.01 par value Class A common stock, 3,104,807 authorized shares of $.01 par value Class B common stock, 871,468 shares of $.01 par value Class C common stock and 612,344 authorized shares of $.01 par value Class D common stock. During the year ended June 30, 1995, the number of authorized shares of Class A common stock and Class C common stock was increased to 5,765,188 and 889,767, respectively.

    In connection with the Acquisition, on August 12, 1993, Big Flower received $15,500,000 from the issuance and sale of 1,080,000 and 2,895,000 shares of Class A common stock and Class B common stock at $5.00 and $3.49 per share, respectively.

    The preference and relative rights of Class A common stock, Class B common stock, Class C common stock and Class D common stock were identical in all respects. Holders of Class A common stock had one vote per share, and holders of Class B common stock, Class C common stock and Class D common stock had no voting rights. Under certain conditions each Class B, Class C and Class D common share could be converted, at the option of the holders, into one share of Class A common stock. The Class A common stock had no conversion rights.

    During the 323 days ended June 30, 1994, Big Flower's board of directors approved Management Stock Subscription Agreements (the Subscription Agreements) whereby certain officers, management personnel and key employees purchased 400,000 shares of Big Flower Class C common stock at a price of $5.00 per share. In conjunction with the terms of the Subscription Agreements, Big Flower received $829,000 of 8% promissory notes, due seven years from the date of issuance or upon the earlier termination of the employee's employment with the Company, which are secured by the stock issued. The promissory notes are included in the accompanying balance sheet as a reduction of the related common stock.

    On April 27, 1994, Big Flower declared a 1.072472-for-one split of all outstanding shares of Class A common stock, Class B common stock and Class C common stock.

    During the 323 days ended June 30, 1994, the Company repurchased 21,664 shares of Class C common stock.

    In connection with the acquisition of KTB and Retail Graphics, the Company issued 67,030 shares of Big Flower Class C common stock to the former shareholders of KTB for $500,000. Also in connection with the acquisition of KTB and Retail Graphics, Big Flower received $4,715,000 from the issuance and sale of 612,344 shares of Class D common stock at $7.70 per share.

    During the year ended June 30, 1995, the Company issued 98,242 additional shares of Class C common stock to certain officers, management personnel and key employees at a price of $7.46 per share and repurchased 111,429 shares of Class C common stock. In connection with the issuance, the Company received $287,000 in 8% promissory notes with the terms described above.

    In connection with the Offering, the Class A common stock was redesignated as common stock; the Class B, Class C and Class D common stock were converted into common stock (except for 869,346 shares of Class B common stock); and the Company declared a 2 for 1 stock split effected in the form of a dividend (see Note 2).

    At December 31, 1995, Big Flower had 50,000,000 authorized shares of common stock and 2,500,000 authorized shares of Class B common stock of which 14,434,495 and 1,738,692 shares were outstanding, respectively.

    The board of directors declared a dividend distribution of one right (a Right) for each outstanding share of common stock immediately following the Offering. Each Right entitles the holder to purchase from the Company a unit consisting of one-one-hundredth of a share of Series A Junior Preferred Stock at an exercise price of $55 per unit.

    The Rights will separate from the common stock, separate Rights Certificates will be issued and a distribution date (the Distribution Date) will occur upon the earlier to occur of (i) ten days following the date of a public announcement that there is an Acquiring Person (as defined below) (such date, the Stock Acquisition Date), or (ii) ten days following commencement of a tender or exchange offer that would result in the Offeror beneficially owning 15% or more of the common stock.

    The term Acquiring Person means, any person, who together with affiliates and associates either (a) acquires beneficial ownership of shares of common stock representing 15% or more of the common stock or (b) is the beneficial owner of 30% or more of the common stock and the Class B stock. However, shares of common stock and options to purchase common stock issued or granted by the Company to a director, officer or employee pursuant to, or upon exercise of options or rights granted pursuant to, any benefit plan of the Company are not deemed to be beneficially owned by such person for purposes of determining such person's percentage beneficial ownership of common stock.

    In the event that a person becomes an Acquiring Person (except pursuant to an offer for all outstanding shares of common stock which the independent directors determine to be fair to and otherwise in the best interests of the Company and its stockholders), each holder of a Right will thereafter have the right to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a calculated value equal to two times the exercise price of the Right. Notwithstanding the foregoing, following the occurrence of such event, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by an Acquiring Person and certain related persons and transferees will be null and void. However, Rights are not exercisable following the occurrence of such event until such time as the Rights are no longer redeemable as set forth below.

    The Rights are not exercisable until the Distribution Date and will expire on the tenth anniversary of their issuance, unless redeemed earlier by the board of directors.

    At any time prior to the tenth day following the stock acquisition date, the Company may redeem the Rights, in whole, but not in part, at a price of $.01 per Right, upon approval of a majority of continuing directors.

20. COMMON STOCK SUBJECT TO REDEMPTION AND STOCK AWARD AND INCENTIVE PLAN

    Big Flower's board of directors approved the Big Flower Press Holdings,
    Inc. 1993 Stock Award and Incentive Plan (the 1993 Stock Plan) whereby options to purchase shares of Class C common stock were authorized.
    Options under the 1993 Stock Plan expire in ten years, and become exercisable over five years, at the rate of 20% per year. Shares of Class
    C common stock vest over five years at the rate of 20% per year. The Class C common stock shares and options are restricted as to their transfer for periods up to five years. Big Flower also has an option (Call Option) to repurchase Class C common stock and exercisable Class C common stock options held by any management investor terminated for any reason other than death, permanent disability, or retirement. If a management investor, while in the employ of Big Flower, dies or becomes permanently disabled, the management investor or his permitted transferees have an option (Put Option) to require Big Flower to repurchase all or a portion of their Class C common stock or options. The purchase price for each vested share of Class C common stock or vested option repurchased pursuant to the exercise of a Call or Put Option will be equal to fair value and fair value less the option exercise price per share, respectively. The purchase price for each unvested share of Class C common stock will be the lesser of fair market value and cost. In connection with the Offering (see Note 2) the outstanding shares of Class C common stock were converted to common stock on a share for share basis. In addition, the Company declared a 2 for 1 stock split, effected in the form of a dividend, on its then-outstanding shares and the then outstanding options to purchase shares of Class C common stock became options to purchase shares of common stock at a rate of two shares of common stock for each share of Class C common stock underlying such options. In addition, the put rights of the holders of vested Class C common stock expired. At December 31, 1995, 3,484,114 shares of common stock are authorized for issuance under the 1993 Stock Plan and 1,784,099 of such shares related to outstanding awards.

    The excess of the market value of Class C common shares and options over the related cost and exercise price at the time of issuance is recorded as unearned compensation in a separate component of stockholders' equity and is amortized to expense over the vesting period.

    Changes for the 1993 Stock Plan for the 323 days ended June 30, 1994, the year ended June 30, 1995 and the six months ended December 31, 1995 are summarized as follows:


                                                        YEAR ENDED JUNE 30,
                                         -----------------------------------------------    SIX MONTHS ENDED
                                                   1994                    1995             DECEMBER 31, 1995
                                         -----------------------------------------------
                                                         GRANT                   GRANT                   GRANT
                                           SHARES        PRICE     SHARES        PRICE     SHARES        PRICE

      Outstanding at beginning
       of period                                                  236,249      $ 4.66     280,877    $4.66-$7.46
      Granted                             232,000       $5.00      70,380      $ 7.46     300,000      $16.00
      Stock split                          16,814                                         280,877
      Expired or canceled                 (12,565)      $4.66     (25,752)  $4.66-$7.46
      Outstanding at end
       of period                          236,249       $4.66     280,877   $4.66-$7.46   861,754   $2.33-$16.00
      Exercisable at end
       of period                                                   63,764       $4.66     248,568      $ 2.33

21.  QUARTERLY FINANCIAL INFORMATION - UNAUDITED

     Summarized quarterly financial information is as follows (in thousands except for per share data):


                                         FIRST (*)    SECOND       THIRD      FOURTH
      323 DAYS ENDED JUNE 30, 1994        QUARTER     QUARTER     QUARTER     QUARTER

      Net sales                           $78,202    $162,506    $128,719    $195,619
      Gross profit                          8,430      21,191      14,895      27,455
      Income (loss) before income taxes    (4,581)      2,412      (3,272)      2,763
      Net income (loss)                    (3,160)      1,131      (2,924)        511
      Net income (loss) per common
       and common equivalent share          (0.36)       0.12       (0.30)       0.05

      (*) Represents 50 days ended September 30, 1993.

                                           FIRST      SECOND       THIRD      FOURTH
      YEAR ENDED JUNE 30, 1995            QUARTER     QUARTER     QUARTER     QUARTER

      Net sales                          $210,458    $246,069    $206,696    $233,372
      Gross profit                         26,166      32,202      27,994      32,505
      Income (loss) before income taxes      (484)      4,119      (1,443)        601
      Net income (loss)                    (1,084)      2,127      (1,771)     (2,318)
      Net income (loss) per common
       and common equivalent share          (0.10)       0.20       (0.16)      (0.22)


                                                                   FIRST      SECOND
      SIX MONTHS ENDED DECEMBER 31, 1995                          QUARTER     QUARTER

      Net sales                                                  $242,066    $290,286
      Gross profit                                                 32,103      40,406
      Income before income taxes                                    5,179       5,206
      Income before extraordinary item                              2,379       2,677
      Extraordinary item                                                      (19,248)
      Net income (loss)                                             2,379     (16,571)

      Net income per common and common equivalent share:
       Income before extraordinary item                              0.21        0.07
       Extraordinary item, net                                                  (1.43)
       Net income (loss)                                             0.21       (1.36)

                                     * * * * * *

INDEPENDENT AUDITORS' REPORT


To the Stockholders of
 Big Flower Press Holdings, Inc.
 Treasure Chest Advertising Company, Inc.:

We have audited the consolidated financial statements of Big Flower Press Holdings, Inc. and subsidiaries as of December 31, 1995 and June 30, 1995 and 1994 and for the six months ended December 31, 1995, the year ended June 30, 1995, and the 323 days ended June 30, 1994, and the consolidated financial statements of Treasure Chest Advertising Company, Inc. and subsidiaries for the 42 days ended August 11, 1993 and the year ended June 30, 1993, and have issued our report thereon dated May 3, 1996; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in item 14. These financial statement schedules are the responsibility of the Companies' managements. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Los Angeles, California
May 3, 1996

BIG FLOWER PRESS HOLDINGS, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(In thousands)
- --------------------------------------------------------------------------------


                                                         323 DAYS                 SIX MONTHS
                                                          ENDED     YEAR ENDED      ENDED
                                                         JUNE 30,    JUNE 30,    DECEMBER 31,
                                                          1994        1995          1995

Selling, general and administrative expense                         $  (602)     $   (938)
Interest expense, net                                   $(2,485)     (7,957)      (10,335)
Preferred dividends of a subsidiary                                                (1,068)
                                                        -------     -------      --------

Loss before income taxes                                 (2,485)     (8,559)      (12,341)
Benefit for income taxes                                    845       2,891         3,943
                                                        -------     -------      --------

                                                         (1,640)     (5,668)       (8,398)

Equity in income (loss) of subsidiary                    (2,802)      2,622        13,454
                                                        -------     -------      --------

Income (loss) before extraordinary item                  (4,442)     (3,046)        5,056
Extraordinary item, net of income taxes                                           (19,248)
                                                        -------     -------      --------

Net loss                                                 (4,442)     (3,046)      (14,192)
Accumulated deficit at beginning of period                  -        (4,442)       (7,488)
                                                        -------     -------      --------

Accumulated deficit at end of period                    $(4,442)    $(7,488)     $(21,680)
                                                        -------     -------      --------
                                                        -------     -------      --------
See notes to condensed financial information.

BIG FLOWER PRESS HOLDINGS, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
- --------------------------------------------------------------------------------


                                                         323 DAYS                 SIX MONTHS
                                                          ENDED     YEAR ENDED      ENDED
                                                         JUNE 30,    JUNE 30,    DECEMBER 31,
                                                          1994        1995          1995

Cash flows provided by/(used in) operating
 activities -
 Net loss                                               $(4,442)    $(3,046)     $(14,192)

Adjustments to reconcile net loss to net cash provided
 by/(used in) operating activities:
 Noncash interest expense                                 2,375       7,595         3,603
 Preferred dividends of a subsidiary                                                1,068
 Equity in loss (income) of subsidiary                    2,802      (2,622)      (13,454)
 Extraordinary item                                                                19,248
 Amortization                                                46         307           827
 Deferred income taxes                                     (550)     (2,269)         (678)
 Accounts receivable/payable - affiliate                    (38)        352        (2,063)
 Other, net                                                (172)       (293)       (1,028)
                                                        -------     -------      --------

      Net cash flows provided by/(used in)
       operating activities                                  21          24        (6,669)
                                                        -------     -------      --------

Cash flows provided by/(used in) investing activities -
 Investment in subsidiaries                             (69,993)                   (3,000)
 Distributions from subsidiary                                                    101,595
                                                        -------                  --------
      Net cash provided by/(used in) investing
       activities:                                      (69,993)                   98,595
                                                        -------                  --------
Cash flows provided by (used in) financing activities:
 Proceeds from issuance of debt                          50,285
 Repayment of debt                                                               (146,721)
 Proceeds from issuance of common stock                  22,715         733        80,250
 Payments for repurchase of common stock                   (101)       (772)
 Purchase of redeemable preferred stock                                           (22,107)
 Issuance of promissory notes                             2,000
 Repayment of promissory notes                           (2,000)
 Deferred financing costs                                (2,736)       (102)       (2,220)
                                                        -------     -------      --------

      Net cash flows provided by/(used in)
       financing activities                              70,163        (141)      (90,798)
                                                        -------     -------      --------

      Net change in cash and cash equivalents               191        (117)        1,128

Cash and cash equivalents at beginning of period                        191            74
                                                        -------     -------      --------

Cash and cash equivalents at end of period              $   191     $    74      $  1,202
                                                        -------     -------      --------
                                                        -------     -------      --------

See notes to condensed financial information.

BIG FLOWER PRESS HOLDINGS, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(In thousands)
- --------------------------------------------------------------------------------



                                                  JUNE 30,
                                           ----------------------   DECEMBER 31,
ASSETS                                       1994          1995        1995


CURRENT ASSETS:
 Cash and cash equivalents                $   191       $    74       $  1,202
 Other receivables                                          400
 Prepaid expenses                               2
 Accounts receivable - affiliate               38                        3,730
                                          -------       -------       --------

     Total current assets                     231           474          4,932

Investment in and advances to subsidiary   67,191        69,813        218,178
Deferred income taxes                         550         2,819            357
Other assets                                2,860         2,611          7,289
                                          -------       -------       --------

                                          $70,832       $75,717       $230,756
                                          -------       -------       --------
                                          -------       -------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable                                                        $ 18,119
 Accounts payable - affiliate                           $   218
 Other current liabilities                                   61          7,915
                                                        -------       --------

      Total current liabilities                             279         26,034

Long-term debt                            $52,660        60,255        125,022
Common stock subject to redemption          2,399         3,700          1,506

Stockholders' Equity:
 Common stock                                  49            49            157
 Additional paid-in capital                20,166        20,238        100,892
 Accumulated deficit                       (4,442)       (7,488)       (21,680)
 Unearned compensation                                   (1,316)        (1,175)
                                          -------       -------       --------

      Total stockholders' equity           15,773        11,483         78,194
                                          -------       -------       --------

                                          $70,832       $75,717       $230,756
                                          -------       -------       --------
                                          -------       -------       --------

See notes to condensed financial information.

BIG FLOWER PRESS HOLDINGS, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION
- --------------------------------------------------------------------------------

1.  LONG-TERM DEBT

    See Note 9 to the consolidated financial statements for details of long-term debt.

2.  INVESTMENT IN SUBSIDIARY

    The Company accounts for its investment in subsidiary using the equity method.

                                     * * * * * *

BIG FLOWER PRESS HOLDINGS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEAR ENDED JUNE 30, 1993, THE 42 DAYS ENDED AUGUST 11, 1993,
THE 323 DAYS ENDED JUNE 30, 1994, YEAR ENDED JUNE 30, 1995,
AND SIX MONTHS ENDED DECEMBER 31, 1995 (In thousands)
- --------------------------------------------------------------------------------

                                               BALANCE AT    CHARGED TO                      BALANCE
                                               BEGINNING      COSTS AND                       AT END
                                               OF PERIOD       EXPENSES     DEDUCTIONS       OF PERIOD

Year ended June 30, 1993:
 Allowance for loss on accounts receivable       $2,390          $4,382       $(1,628)(a)      $5,144
 Other reserves                                     967           1,565           (99)(b)       2,433

42 days ended August 11, 1993:
 Allowance for loss on accounts receivable       $5,144          $  115       $    (1)(a)      $5,258
 Other reserves                                   2,433              95           -   (b)       2,528
                                                  2,528

323 days ended June 30, 1994:
 Allowance for loss on accounts receivable       $5,258          $1,051(c)    $(1,043)(a)      $5,266
 Other reserves                                   2,528             595(d)       (715)(b)       2,408

Year ended June 30, 1995:
 Allowance for loss on accounts receivable       $5,266          $1,711       $(1,669)(a)      $5,308
 Other reserves                                   2,408             684          (278)(b)       2,814

Six Months Ended December 31, 1995:
 Allowance for loss or accounts receivable       $5,308          $2,812(e)    $  (780)(a)      $7,340
 Other reserves                                   2,814             335          (165)          2,984


(a) Represents write-offs of uncollectible amounts, net of recoveries on accounts previously written off.

(b) Primarily represents payments.

(c)  Includes $1,111 for KTB and Retail Graphics as of acquisition date.

(d)  Includes $50 for KTB and Retail Graphics as of acquisition date.

(e)  Includes $264 for Laser Tech as of acquisition date.

(9571)