Form 10-K/A
period 1995-12-31
BIG FLOWER PRESS HOLDINGS INC
filed 1996-06-24
CIK 924146

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549
                               _______________________
                                     FORM 10-K/A
                                   AMENDMENT NO. 1
          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                               _______________________
(MARK ONE)
/   /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates on May 31, 1996 (based upon the closing sale price) was $112,648,595. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

    Documents Incorporated By Reference:  None

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BIG FLOWER PRESS HOLDINGS, INC.


                                  BY:  /s/ Theodore Ammon
                                       --------------------------
                                       Theodore Ammon
                                       Chairman of the Board


                                  DATE    June 21, 1996


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Theodore Ammon                               June 21, 1996
- ---------------------------------                -----------------
Theodore Ammon                                   Date
Chairman of the Board,
Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer


/s/ Sanford G. Scheller                          June 21, 1996
- ---------------------------------                -----------------
Sanford G. Scheller                              Date
Vice Chairman


/s/ Leon D. Black                                June 21, 1996
- ---------------------------------                -----------------
Leon D. Black                                    Date
Director


/s/ Peter G. Diamandis                           June 21, 1996
- ---------------------------------                -----------------
Peter G. Diamandis                               Date
Director

/s/ Joan Daniels Manley                          June 21, 1996
- ---------------------------------                -----------------
Joan Daniels Manley                              Date
Director


/s/ Edward T. Reilly                             June 21, 1996
- ---------------------------------                -----------------
Edward T. Reilly                                 Date
Director


/s/ Edward M. Yorke                              June 21, 1996
- ---------------------------------                -----------------
Edward M. Yorke                                  Date
Director