Form 10-Q
period 1996-06-30
BIG FLOWER PRESS HOLDINGS INC
filed 1996-08-14
CIK 924146

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549



                                      FORM 10-Q

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

                                          or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to ______________

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

                                  3 East 54th Street
                               New York, New York 10022
                                    (212)521-1600
              (Address, including zip code, and telephone number, including area code, of Registrant's Principle Executive Offices)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of July 31, 1996, there were 14,715,745 shares of the Registrant's Common Stock, par value $0.01 per share, and 1,738,692 shares of the Registrant's Class B Common Stock, par value $0.01 per share, outstanding.


- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                            PART I - FINANCIAL INFORMATION

    THIS QUARTERLY REPORT ON FORM 10-Q (THE "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FLUCTUATIONS IN THE COST OF PAPER AND OTHER RAW MATERIALS USED BY THE COMPANY, CHANGES IN THE ADVERTISING AND PRINTING MARKETS, THE FINANCIAL CONDITION OF THE COMPANY'S CUSTOMERS, THE GENERAL CONDITION OF THE UNITED STATES ECONOMY, AND THE MATTERS SET FORTH IN THE REPORT GENERALLY. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

                           BIG FLOWER PRESS HOLDINGS, INC.
                                   AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                    (IN THOUSANDS)

                                           JUNE 30,         DECEMBER 31,
                                             1996              1995
                                    ---------------     ---------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents         $      2,538        $      4,598
   Accounts receivable, net                35,136             131,411
   Inventories                             29,630              41,797
   Prepaid expenses                         5,833               5,194
   Income tax receivable and
     deferred income taxes                 30,767              22,623
                                    ---------------     ---------------

       Total current assets               103,904             205,623

PROPERTY, PLANT AND EQUIPMENT, NET        234,092             137,838

OTHER ASSETS, NET                          52,050              22,147

INTANGIBLES, NET                          260,669             188,480
                                    ---------------     ---------------

TOTAL                              $      650,715      $      554,088
                                    ---------------     ---------------
                                    ---------------     ---------------




See the accompanying notes to the condensed consolidated financial statements.
                                                           (Continued)

                             PART I - FINANCIAL INFORMATION

                           BIG FLOWER PRESS HOLDINGS, INC.
                                   AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                    (IN THOUSANDS)

                                              JUNE 30,          DECEMBER 31,
                                               1996                1995
                                          -------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                        $        -          $      18,119
    Current portion of long-term debt            1,550               3,335
    Accounts payable                            90,629             105,915
    Compensation and benefits payable           30,410              18,344
    Other current liabilities                   29,113              33,687
                                          -------------       -------------

       Total current liabilities               151,702             179,400

REVOLVING CREDIT FACILITY                      183,124             144,500

LONG-TERM DEBT, Net of current portion         199,960             125,942

DEFERRED INCOME TAXES                           20,662              14,934

OTHER LONG-TERM LIABILITIES                     17,044              10,370
                                          -------------       -------------

       Total liabilities                       572,492             475,146
                                          -------------       -------------

COMMON STOCK SUBJECT TO REDEMPTION               1,064               1,011
                                          -------------       -------------

STOCKHOLDERS' EQUITY:
    Common stock                                   160                 157
    Additional paid-in-capital                 105,337             100,892
    Accumulated deficit                        (27,044)            (21,680)
    Subscription notes receivable                 (260)               (263)
    Unearned compensation                       (1,034)             (1,175)
                                          -------------       -------------

       Total stockholders' equity        $      77,159       $      77,931
                                          -------------       -------------

TOTAL                                    $     650,715       $     554,088
                                          -------------       -------------
                                          -------------       -------------




See the accompanying notes to the condensed consolidated financial statements.



                                                               (Concluded)

                            PART I - FINANCIAL INFORMATION

                           BIG FLOWER PRESS HOLDINGS, INC.
                                   AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                           (IN THOUSANDS EXCEPT SHARE DATA)

                                            QUARTER ENDED        QUARTER ENDED
                                               JUNE 30,             JUNE 30,
                                                 1996                 1995
                                            -------------        -------------

NET SALES                               $      293,202      $      233,372

COSTS OF PRODUCTION                            250,525             200,867
                                           ------------       --------------

    GROSS PROFIT                                42,677              32,505

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSE                      28,077              19,287

INTEREST EXPENSE                                 9,568              10,154

INTEREST INCOME                                    (27)                (27)

OTHER EXPENSE, NET                               1,955               1,818

PREFERRED DIVIDENDS OF A SUBSIDIARY                  -                 672
                                           ------------       --------------

INCOME BEFORE INCOME TAXES                       3,104                 601

PROVISION FOR INCOME TAXES                       1,552               2,919
                                           ------------       --------------

NET INCOME/(LOSS)                         $      1,552       $      (2,318)
                                           ------------       --------------
                                           ------------       --------------

Net income/(loss) per common
and common share equivalent                      $0.09              ($0.22)

Weighted average shares outstanding         16,921,579          10,763,416




See the accompanying notes to the condensed consolidated financial statements.

                            PART I - FINANCIAL INFORMATION

                           BIG FLOWER PRESS HOLDINGS, INC.
                                   AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                           (IN THOUSANDS EXCEPT SHARE DATA)

                                            6 MONTHS ENDED      6 MONTHS ENDED
                                                JUNE 30,            JUNE 30,
                                                  1996                1995
                                          --------------      -------------

NET SALES                               $      514,580      $      440,068

COSTS OF PRODUCTION                            447,879             379,569
                                          --------------      -------------

    GROSS PROFIT                                66,701              60,499

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSE                      48,274              37,393

INTEREST EXPENSE                                17,748              20,646

INTEREST INCOME                                   (106)               (236)

OTHER EXPENSE, NET                               7,730               2,260

PREFERRED DIVIDENDS OF A SUBSIDIARY                  -               1,278
                                          --------------      -------------

LOSS BEFORE INCOME TAXES                        (6,945)               (842)

(BENEFIT)/PROVISION FOR INCOME TAXES            (3,473)              3,247
                                          --------------      -------------

LOSS BEFORE EXTRAORDINARY ITEM                  (3,472)             (4,089)

EXTRAORDINARY ITEM, NET                          1,892
                                          --------------      -------------

NET LOSS                                 $      (5,364)      $      (4,089)
                                          --------------      -------------
                                          --------------      -------------

Loss per common and common share equivalent
before extraordinary item                       ($0.21)             ($0.38)

Extraordinary item - early
extinguishment of debt                          ($0.11)                  -

Net loss per common
and common share equivalent                     ($0.32)             ($0.38)

Weighted average shares outstanding         16,680,400          10,790,160



See the accompanying notes to the condensed consolidated financial statements.

                           PART I - FINANCIAL INFORMATION

                           BIG FLOWER PRESS HOLDINGS, INC.
                                   AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                    (IN THOUSANDS)

                                             6 MONTHS ENDED      6 MONTHS ENDED
                                                  JUNE 30,            JUNE 30,
                                                    1996                1995
                                             --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                  $      (5,364)    $      (4,089)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Provision for doubtful accounts                     -               758
      Depreciation and amortization                  22,480            20,825
      Amortization of deferred financing costs        1,473             1,738
      Preferred dividends of a subsidiary                 -             1,278
      Loss on sale of A/R                             2,545                 -
      Loss on disposition of property,
         plant and equipment                            307               374
      Extraordinary item                              1,892                 -
      Changes in operating assets and liabilities:
           Accounts receivable                       18,742            15,417
           Proceeds from sale of A/R                 91,567                 -
           Inventories                               21,763           (19,317)
           Prepaid expenses                             642             2,768
           Other assets                               3,162              (605)
           Deferred income taxes and
             income taxes receivable                 (2,468)           (5,351)
           Accounts payable, compensation and benefits
             payable and other liabilities          (49,026)           29,082
           Deferred interest                             65             4,060
                                                ------------      ------------

    Net cash provided by operating activities       107,780            46,938
                                                ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                            (21,321)           (3,417)
    Proceeds from sales of property,
      plant and equipment                               428               869
    Acquisition of Webcraft net                     (76,710)
    Acquisition of Laser Tech                        (1,060)
                                                ------------      ------------

    Net cash used in investing activities           (98,663)           (2,548)
                                                ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of long-term debt                    (98,614)           (2,848)
    Payment of notes payable                        (16,489)
    Borrowing of long-term debt                      75,000               120
    Deferred financing costs                         (1,313)              150
    Net increase in revolving credit facility        38,624           (23,577)
    Proceeds from issuance of common stock               24               424
    Repurchase of common stock                            -              (522)
    Decrease in cash overdraft                       (8,409)          (19,114)
                                                ------------      ------------

    Net cash used in financing activities           (11,177)          (45,367)
                                                ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (2,060)             (977)

CASH AND CASH EQUIVALENTS, BEGINNING                  4,598             2,372
                                                ------------      ------------

CASH AND CASH EQUIVALENTS, ENDING              $      2,538      $      1,395
                                                ------------      ------------
                                                ------------      ------------

See the accompanying notes to the condensed consolidated financial statements.

                           BIG FLOWER PRESS HOLDINGS, INC.
                                   AND SUBSIDIARIES


                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

The unaudited interim consolidated financial statements of Big Flower Press Holdings, Inc. (the "Company" or "Big Flower") and its subsidiaries, including for periods prior to November 22, 1995, Big Flower Press, Inc. ("BFP") which was merged with and into the Company on such date, Treasure Chest Advertising Company, Inc. ("Treasure Chest"), Laser Tech Color, Inc. ("Laser Tech") and Webcraft Technologies Inc. ("Webcraft") have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation for the periods presented. On March 21, 1996 the Company changed its fiscal year from the twelve months ended June 30 to the calendar year ended December 31. Prior period results presented in this Report reflect this change. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results for the full year.

2.  ACQUISITIONS

The Company and BFP and its wholly owned subsidiary, TCA Merger Corp. ("Merger Corp.") were organized to effect the acquisition of Treasure Chest (the "TCA Acquisition"). On August 12, 1993, the Company acquired Treasure Chest. Treasure Chest is a leading producer and marketer of advertising circulars for many large United States retailers and publishes TV listing guides, Sunday comics, Sunday magazines and/or special supplements for many widely circulated United States newspapers. The TCA Acquisition was effected pursuant to (a) an Agreement and Plan of Merger dated as of May 10, 1993 by and among certain stockholders of Treasure Chest, BFP and Merger Corp. and
(b) a Stock Purchase Agreement, dated as of July 15, 1993, by and among BFP, Treasure Chest and the Treasure Chest Advertising Company, Inc. Employee Stock Ownership Trust (the "ESOT"). In connection with the TCA Acquisition, Treasure Chest purchased certain other assets which were used by Treasure Chest in the operation of its business, from certain former stockholders and their affiliates, and BFP entered into a non-compete agreement (the "Non-Compete Agreement") with the founders and former principal owners of Treasure Chest. Prior to the TCA Acquisition, the Company, BFP and Merger Corp. did not have any significant assets or liabilities or engage in any activities other than those incident to their formation, the TCA Acquisition and the financing related to the TCA Acquisition.

The Company obtained the funds necessary to effect the TCA Acquisition and related transactions, to retire existing indebtedness and to pay fees and expenses of the TCA Acquisition from (i) borrowings under a $75.0 million revolving credit agreement entered into by Treasure Chest and a group of banks led by BT Commercial Corporation (the "Credit Agreement"), (ii) the proceeds of a $150.0 million aggregate principal amount of 10 3/4% Senior Subordinated Notes due 2003 (the "Subordinated Notes") offering by BFP, (iii) issuance by BFP of $15.0 million of Preferred Stock (the "Preferred Stock") to the ESOT and (iv) the contribution by Big Flower of $32.5 million in cash, which included the proceeds from $15.0 million principal amount of 11% debentures due on August 12, 2005, (the"11% Debentures") in exchange for all the shares of common stock of BFP. The TCA Acquisition has been accounted for as a purchase, applying the provisions of Accounting Principles Board Opinion No. 16. The total purchase cost has been allocated to Treasure Chest's assets and liabilities based on their relative fair values as of August 12, 1993 (the closing date of the TCA Acquisition) valuations and other studies. A portion of the excess of the purchase cost over the historical book value of the net assets acquired was allocated to specific identified intangibles and the remainder, representing goodwill, is being amortized over 40 years.

On January 24, 1994 and March 16, 1994 Big Flower entered into definitive agreements (the "Agreements") to acquire Retail Graphics Holding Company ("Retail Graphics") and KTB Associates, Inc. ("KTB"), respectively (the "Acquisitions"). Big Flower subsequently assigned its rights under the Agreements to Treasure Chest. Following the consummation of the Acquisitions, KTB changed its name to Treasure Chest Advertising Company of New York, Inc. and Retail Graphics changed its name to Treasure Chest Advertising Holding Company of Texas, Inc.

Pursuant to the Agreements, on April 27, 1994, Treasure Chest acquired (i) all of the issued and outstanding shares of common stock of Retail Graphics for an aggregate consideration of $39,088,000; (ii) certain printing equipment leased by Retail Graphics from D. Enterprises, Inc. ("DE"), an affiliate of Retail Graphics, for an aggregate consideration of approximately $32,390,000 (which amount was used by DE to retire indebtedness related to such equipment); (iii) all of the issued and outstanding shares of common stock of KTB for an aggregate consideration of $34,631,000 and (iv) certain fee interests in real property from Tomsons Properties and TKB Properties, affiliates of KTB, for an aggregate consideration of approximately $4,800,000.

In conjunction with the Acquisitions, the Credit Agreement was amended (the "Amended Credit Agreement"). The Amended Credit Agreement consisted of a $50.0 million term loan and a $100.0 million revolving credit facility.

Treasure Chest obtained the funds necessary to effect the Acquisitions, to enter into certain non-compete and other agreements, to retire certain existing indebtedness of Retail Graphics, KTB and their affiliates and to pay related fees and expenses from (i) borrowings under Treasure Chest's Amended Credit Agreement, (ii) a contribution of capital by BFP of a portion of the proceeds of an offering of $40,000,000 aggregate principal amount of its 10 3/4% Senior Subordinated notes due 2003 (the "BFP Notes"), and (iii) a contribution of capital by Big Flower of a portion of the proceeds of an offering by Big Flower of 76,543 Units consisting of an aggregate of $76,543,000 principal amount of Big Flower 13 1/2% Senior Discount Notes due 2004 (the "13 1/2% Notes") and 612,344 shares of Class D common stock of Big Flower.

The Acquisitions have been accounted for as purchases, applying the provisions of Accounting Principles Board Opinion No. 16. The total purchase cost has been allocated to Retail Graphics' and KTB's assets and liabilities based on their relative fair values as of April 27, 1994 (the closing date of the Acquisitions), as determined by valuations and other studies. A portion of the excess of the purchase cost over the historical book value of the net assets acquired was allocated to specific identified intangibles and the remainder, representing goodwill, is being amortized over 40 years.

On November 27, 1995 BFP acquired Laser Tech, a leading provider of high quality electronic pre-media and conventional graphics services. The aggregate purchase price for Laser Tech totaled approximately $29.4 million consisting of cash, Big Flower Common Stock and repayment of certain indebtedness and other obligations of Laser Tech.

The acquisition of Laser Tech has been accounted for as a purchase, applying the provisions of Accounting Principles Board Opinion No. 16. The total purchase cost has been allocated to Laser Tech's assets and liabilities based on their relative fair values as of November 27, 1995 (the closing date of this acquisition), as determined by preliminary valuations and other studies.
 Laser Tech is in the process of finalizing those valuations and studies.
The excess of the purchase cost over the fair value of the net amounts acquired, representing goodwill, will be amortized over 40 years.

On March 19, 1996, Big Flower consummated the acquisition of Webcraft pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated February 1, 1996, by and among Big Flower, Webcraft and WTI Acquisition Corp., a wholly owned subsidiary of Big Flower ("Merger Sub"), whereby Merger Sub was merged with and into Webcraft, with Webcraft as the surviving corporation (the "Merger"). Webcraft is a market leader in producing and marketing highly-customized direct mail and other advertising products and Big Flower believes Webcraft is the largest in-line direct mail producer in the United States. Pursuant to the terms of the Merger Agreement, the equity holders of Webcraft received approximately $111 million in cash, of which (i) approximately $4.0 million represented a portion of the proceeds received by Webcraft in connection with the settlement of a certain patent litigation and
(ii) $4.8 million was deposited in escrow to fund any claims for indemnification by the Company.

Subsequent to the acquisition of Webcraft, the Company repurchased substantially all of Webcraft's outstanding debt at a premium which generated an extraordinary loss of $1.9 million, net of income tax benefit of $1.3 million.

Big Flower obtained the funds necessary to finance the Merger from (i) borrowings under the Restated Credit Agreement, as defined in Note 6, (ii) a securitized financing based on the accounts receivable of Treasure Chest, Laser Tech, and Webcraft and certain of their respective subsidiaries, whereby certificates secured by such receivables were originally purchased by Bankers Trust Company and Credit Suisse (the "A/R Securitization"), and (iii) cash on hand at Webcraft.

The acquisition of Webcraft has been accounted for as a purchase, applying the provisions of Accounting Principles Board Opinion No. 16. The total purchase cost has been allocated to Webcraft's assets and liabilities based on their relative fair values as of March 19, 1996, as determined by preliminary valuations and other studies. Those valuations and studies are not yet complete. The excess of the purchase cost over the fair value of the net amounts acquired, representing goodwill, will be amortized over 40 years.

The following supplemental unaudited pro forma information has been prepared as though the acquisitions of Laser Tech and Webcraft and related financing transactions had occurred at January 1, 1995 (in thousands except per share data):

                                                 SIX MONTHS ENDED
                                                      JUNE 30,
                                      ---------------------------------------
                                           1996                   1995
                                      -----------------     -----------------

Net sales                              $   579,030              $583,331
Loss before extraordinary item            $   (460)             $ (4,103)
Loss per common and common share
  equivalent before extraordinary item    $   (0.03)            $  (0.38)

On July 31, 1996, Big Flower entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"), providing for the acquisition by Big Flower of Scanforms, Inc. ("Scanforms"). Scanforms is a full-service provider of personalized direct mail advertising products, offering in-house forms manufacturing, laser and impact computer personalization, bindery and mailing services. The Merger Agreement provides, among other things, that (i) Scanforms Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Big Flower ("Merger Sub"), will be merged with and into Scanforms, pursuant to the General Corporation Law of the State of Delaware (the "Merger"), with Scanforms continuing as the surviving corporation existing under the laws of the State of Delaware, and (ii) each of the issued and outstanding shares of common stock of Scanforms (the "Shares"), other than the Shares held by Scanforms as treasury stock or owned by Big Flower, will be converted into the right to receive a fraction of a share of Big Flower Common Stock , determined by dividing $5.75 by the average closing price of Big Flower Common Stock during the ten trading day period ending three trading days prior to the date of Scanforms' stockholders special meeting to vote on the Merger; provided that Big Flower would not issue more than 0.4423 nor less than 0.3833 shares of its common stock for each share of Scanforms common stock.

In connection with this transaction, Big Flower has been granted a voting proxy on, and an option to purchase, approximately 44% of Scanforms' outstanding Shares by Scanforms' two principal stockholders, including Scanforms President and Chairman of the Board.

Consummation of the Merger is subject to a number of conditions, including approval by Scanforms stockholders. Big Flower anticipates closing the Merger in the third quarter of 1996.

3.  INVENTORIES

Inventories as of June 30, 1996 and December 31, 1995 are summarized as follows (in thousands):

                                         JUNE 30,           DECEMBER 31,
                                          1996                 1995
                                       -----------         -------------
                                       (unaudited)

Paper                                  $   23,165          $   37,878

Ink                                         1,465               1,468

Other                                       5,000               2,451
                                       -----------         -------------
TOTAL                                  $   29,630          $   41,797
                                       -----------         -------------
                                       -----------         -------------

4.  INITIAL PUBLIC OFFERING

On November 22, 1995, Big Flower consummated an initial public offering (the "Offering") of 6,724,688 shares of its common stock, of which 5,500,000 shares were sold by Big Flower and 1,224,688 shares were sold by selling stockholders. The net proceeds of the Offering to Big Flower of $80.3 million were used to redeem, on a pro rata basis, at a premium, a portion of the 13 1/2% Notes, and
a portion of the Subordinated Notes and the BFP Notes (collectively the    "10
3/4% Notes"). The remainder of the net proceeds, together with borrowings under the New Credit Agreement as defined in Note 6, were used to purchase at a premium the remaining balance of the 13 1/2% Notes, purchase all of the Company's 11% Debentures at 100% of principal amount, repay all amounts owed under the Amended Credit Agreement, purchase all outstanding shares of the Preferred Stock and terminate the Company's interest rate swap agreement. In connection with the Offering, BFP was merged with and into the Company.

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

6.  OTHER

On November 28, 1995, Treasure Chest entered into a $350 million revolving credit facility (the "New Credit Agreement"). The New Credit Agreement was amended and restated on March 19, 1996 (the "Restated Credit Agreement") to add a $75 million term loan. The revolving credit facility will be reduced by $33.3 million on the last day of 1998, 1999 and 2000 and will mature on the last day of 2001. Principal payments on the term loan of $0.75 million are due on the last day of 1996 through 2001 and will mature on the last day of 2002. Interest on revolving loans will be payable at Treasure Chest's option (a) at a base rate plus a margin which ranges from 0.00% to 1.25% or (b) at a Eurodollar rate plus a margin which ranges from 0.50% to 2.25%. Interest on the term loan will be payable at Treasure Chest's option (a) at a base rate plus a margin of 1.50% or
(b) at a Eurodollar rate plus a margin of 2.50%. The Restated Credit Agreement also contains covenant requirements and certain dividend restrictions which are customary for such financings.

                           BIG FLOWER PRESS HOLDINGS, INC.
                                   AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The discussion below compares the consolidated financial condition and results of operations of Big Flower for the three months ended June 30, 1996 with the three months ended June 30, 1995 and the six months ended June 30, 1996 with the six months ended June 30, 1995.

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

RESULTS OF OPERATIONS


    The following table presents the major components from the Condensed Consolidated Statements of Operations as a percent of sales for the three and six-month periods ended June 30, 1996 and 1995:

                                   Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                 ---------------------   ---------------------
                                    1996        1995        1996        1995
                                    ----        ----        ----        ----

Net sales                          100.0%      100.0%      100.0%      100.0%
Costs of production                 85.4%       86.1%       87.0%       86.3%
                                    -----       -----       -----       -----
Gross profit                        14.6%       13.9%       13.0%       13.7%
Selling, general and
  administrative expense             9.6%        8.3%        9.4%        8.5%
Interest expense, net                3.3%        4.3%        3.4%        4.6%
Other expense                        0.7%        0.8%        1.5%        0.5%
                                     ----        ----        ----        ----
Income before taxes                  1.1%        0.3%       -1.3%       -0.2%
Income taxes                         0.5%        1.3%       -0.7%        0.7%
                                     ----        ----        ----        ----
Income before extraordinary item     0.5%       -1.0%       -0.7%       -0.9%
                                     ----        ----        ----        ----

EBITDA (in thousands)            $ 27,507    $ 23,300    $ 40,954    $ 43,628
                                 ---------   ---------   ---------   ---------
                                 ---------   ---------   ---------   ---------



    "EBITDA" represents the sum of income before income taxes, depreciation and amortization, interest income and expense, equity in (earnings) loss of unconsolidated companies, other expense, net, and asset writedowns. The exclusion of equity in (earnings) loss of on consolidated companies and asset writedowns is consistent with the definitions in the Company's debt agreements. EBITDA is presented here to provide additional information regarding the Company's ability to meet its future debt service, capital expenditures and working capital requirements and should not be construed as a better indicator of operating performance than income from continuing operations or a better indicator of liquidity than cash flow from operating activities.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 WITH THE THREE MONTHS ENDED JUNE 30, 1995

         Net sales increased to $293.2 million for the three months ended June 30, 1996 from $233.4 million for the three months ended June 30, 1995, an increase of $59.8 million or 25.6%. The addition of Laser Tech and Webcraft operations for the full three months ended June 30, 1996 favorably impacted net sales. Impacted by a soft retail advertising market, Treasure Chest's volume for the three months ended June 30, 1996 was below that of the comparable prior year's period. Gross profit for the three months ended June 30, 1996 was $42.7 million compared to $32.5 million for the three months ended June 30, 1995, an increase of $10.2 million or 31.3%. The higher gross profit in the three months ended June 30, 1996 is the result of the favorable impact of Laser Tech and Webcraft operations as discussed above, offset by the lower volume at Treasure Chest.

    Selling, general and administrative expenses increased to $28.1 million in the three months ended June 30, 1996 from $19.3 million for the three months ended June 30, 1995, an increase of $8.8 million or 45.6%. Amortization of intangibles included in selling, general and administrative expense for the three months ended June 30, 1996 was $4.3 million compared to $5.3 million for the three months ended June 30, 1995. Amortization of certain intangible assets associated with the acquisitions of Treasure Chest, KTB and Retail Graphics was $1.9 million lower in the three months ended June 30, 1996 compared to the prior comparable period in 1995 as several of these assets became fully amortized. Offsetting the lower amortization of intangible assets in the three months ended June 30, 1996 was $13.3 million in selling, general and administrative expenses due to the addition of Laser Tech and Webcraft operations.

    Net interest expense for the three months ended June 30, 1996 was $9.5 million compared to $10.1 million for the three months ended June 30, 1995. Amortization of deferred financing costs were $0.5 million for the three months ended June 30, 1996 and $0.9 million for the three months ended June 30, 1995.

    Other expense, net, was $2.0 million in the three months ended June 30, 1996 compared to $1.8 million in the prior comparable period in 1995. The other expense, net, for the three months ended June 30, 1996 included $1.2 million for the loss on the sale of accounts receivable, which represents the recurring cost of funds obtained through the A/R Securitization.

    Income before income taxes was $3.1 million for the three months ended June 30, 1996 compared to $0.6 million for the prior comparable quarter due to the factors mentioned above.

    The effective income tax rate for the three months ended June 30, 1996 and 1995 exceeded the federal statutory tax rate due primarily to amortization of goodwill (which is not deductible for income tax purposes), preferred dividends of a subsidiary (for the 1995 period) and state income taxes.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 WITH THE SIX MONTHS ENDED JUNE 30, 1995

    Net sales increased to $514.6 million for the six months ended June 30, 1996 from $440.1 million for the six months ended June 30, 1995, an increase of $74.5 million or 16.9%. The addition of Laser Tech and Webcraft operations for the full six months ended June 30, 1996 favorably impacted net sales. Impacted by a soft retail advertising market, Treasure Chest's volume for the six months ended June 30, 1996 was below that of the comparable prior year's period.

    Gross profit for the six months ended June 30, 1996 was $66.7 million compared to $60.5 million for the six months ended June 30, 1995, an increase of $6.2 million or 10.3%. The higher gross profit in the six months ended June 30, 1996 is the result of the favorable impact of Laser Tech and Webcraft operations as discussed above, offset by lower volume at Treasure Chest.

    Selling, general and administrative expenses increased to $48.3 million in the six months ended June 30, 1996 from $37.4 million for the six months ended June 30, 1995, an increase of $10.9 million or 29.1%. Amortization of intangibles included in selling, general and administrative expense for the six months ended June 30, 1996 was $8.3 million compared to $11.0 million for the six months ended June 30, 1995. Amortization of certain intangible assets associated with the acquisitions of Treasure Chest, KTB and Retail Graphics was $3.8 million lower in the six months ended June 30, 1996 compared to the prior comparable period in 1995 as several of these assets became fully amortized. Offsetting the lower amortization of intangible assets in the six months ended June 30, 1996 was $17.1 million in selling, general and administrative expenses due to the addition of Laser Tech and Webcraft operations and an additional $0.3 million in higher personnel and related costs.

    Net interest expense for the six months ended June 30, 1996 was $17.6 million compared to $20.4 million for the six months ended June 30, 1995. Amortization of deferred financing costs were $1.5 million for the six months ended June 30, 1996 and $1.7 million for the six months ended June 30, 1995.

    Other expense, net, was $7.7 million in the six months ended June 30, 1996 compared to $2.3 million in the prior comparable period in 1995. The other expense, net, for the six months ended June 30, 1996 included $5.0 million for non-recurring charges related to the acquisition of Webcraft and related financing transactions and $1.4 million for the loss on sale of accounts receivable, which represented the recurring cost of funds obtained through the A/R Securitization.

    Loss before income taxes and extraordinary item was $6.9 million for the six months ended June 30, 1996 compared to a loss before income taxes of $0.8 million for the prior comparable quarter due to the factors mentioned above.

    The effective income tax rate for the six months ended June 30, 1996 and 1995 exceeded the federal statutory tax rate due primarily to amortization of goodwill (which is not deductible for income tax purposes), preferred dividends of a subsidiary (for the 1995 period) and state income taxes.

    The extraordinary item, net of tax, of $1.9 million, in the six months ended June 30, 1996 was due to the early extinguishment of certain Webcraft debt refinanced subsequent to the Webcraft acquisition.

    Excluding the effects of the non-recurring charges related to the acquisition of Webcraft and related financing transactions, loss before extraordinary item for the six months ended June 30, 1996 would have been $0.9 million, or $.05 cents per share.

LIQUIDITY AND CAPITAL RESOURCES

    The operations of the Company historically have been funded with internally generated funds, term debt and borrowings under a revolving credit facility.

    Big Flower's current liabilities exceeded current assets by $47.8 million at June 30, 1996 compared with working capital of $26.2 million at December 31, 1995 a decrease of $74.0 million due to the A/R Securitization closing in March 1996. The ratio of current assets to current liabilities as of June 30, 1996 was .68 to 1 and as of December 31, 1995 was 1.15 to 1.

    Net cash provided by operating activities for the six months ended June 30, 1996 was $107.8 million, an increase of $60.9 million from the prior comparable period in 1995. This increase was primarily due to the net impact of the A/R Securitization and a reduction in paper inventories, offset by a higher net loss and a volume related reduction in current liabilities. Net cash used in investing activities were financed primarily through borrowings under the Restated Credit Agreement and the A/R Securitization.

    Capital expenditures of $21.4 million and $3.4 million for the six months ended June 30, 1996 and 1995, respectively, were financed by cash from operations and borrowings under Treasure Chest's revolving credit facility.

    The Company anticipates total acquisitions of capital equipment, whether funded by capital expenditures or operating leases, with an equivalent value of approximately $45 million in the twelve months ended December 31, 1996.

    On November 22, 1995, Big Flower consummated the Offering of 6,724,688 shares of its common stock, of which 5,500,000 shares were sold by Big Flower and 1,224,688 shares were sold by selling stockholders. The net proceeds of the Offering to Big Flower of $80.3 million were used to redeem, on a pro rata basis at a premium, a portion of the 13 1/2% Notes, and a portion of the 10 3/4% Notes. The remainder of the net proceeds, together with borrowings under the New Credit Agreement, were used to purchase at a premium the remaining balance of the 13 1/2 % Notes, purchase all of the Company's 11% Debentures at 100% of principle amount, repay all amounts owed under the Amended Credit Agreement, purchase all outstanding shares of the Preferred Stock and terminate the Company's interest rate swap agreements. In connection with the Offering, BFP was merged with and into the Company.

    Simultaneously with the Offering, the outstanding shares of Class B Common Stock, Class C Common Stock and Class D Common Stock of the Company (except for certain shares of Class B Common Stock owned by BT Investment Partners, Inc. ("BTIP")) were converted into shares of Common Stock on a share-for-share basis (with any fractional shares rounded up to one full share). Immediately prior to the consummation of the Offering, Big Flower paid a stock dividend of one share of Common Stock for each outstanding share of its Class B Common Stock owned by Apollo Big Flower Partners, L.P., Class C Common Stock and Class D Common Stock and a stock dividend of one share of Class B Common Stock for each outstanding share of Class B Common Stock owned by BTIP due to certain restrictions in the banking laws and regulations. In addition, the outstanding options to purchase shares of Class C Common Stock became options to purchase shares of Common Stock at a rate of two shares of Common Stock for each share of Class C Common Stock underlying such options: and fractional shares were rounded up to one full share. In addition, the put rights of the holders of Class C Common Stock expired for their vested shares.

    On November 27, 1995 BFP acquired Laser Tech, a leading provider of high quality electronic pre-media and conventional graphics services. The aggregate purchase price for Laser Tech totaled approximately $29.4 million consisting of cash, Big Flower Common Stock and repayment of certain indebtedness and other obligations of Laser Tech.

    The acquisition of Laser Tech has been accounted for as a purchase, applying the provisions of Accounting Principles Board Opinion No. 16. The total purchase cost has been allocated to Laser Tech's assets and liabilities based on their relative fair values as of November 27, 1995 (the closing date of this acquisition), as determined by preliminary valuations and other studies. Laser Tech is in the process of finalizing those valuations and studies. The excess of the purchase cost over the fair value of the net amounts acquired, representing goodwill, will be amortized over 40 years.

    On November 28, 1995, Treasure Chest entered into the New Credit Agreement. The New Credit Agreement was amended and restated in the Restated Credit Agreement which added a $75 million term loan. The revolving facility will be reduced by $33.3 million on the last day of 1998, 1999 and 2000 and will mature on the last day of 2001. Principal payments on the term loan of $0.75 million are due on the last day of 1996 through 2001 and will mature on the last day of 2002. Interest on revolving loans will be payable at Treasure Chest's option
(a) at a base rate plus a margin which ranges from 0.00% to 1.25% or (b) at a Eurodollar rate plus a margin of 2.50%. The Restated Credit Agreement also contains covenant requirements and certain dividend restrictions which are customary for such financings.

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

    On July 31, 1996, Big Flower entered into a definitive Merger Agreement, providing for the acquisition by Big Flower of Scanforms. Scanforms is a full-service provider of personalized direct mail advertising products, offering in-house forms manufacturing, laser and impact computer personalization, bindery and mailing services. The Merger Agreement provides, among other things, that (i) Merger Sub will be merged with and into Scanforms, pursuant to the General Corporation Law of the State of Delaware, with Scanforms continuing as the surviving corporation existing under the laws of the State of Delaware, and (ii) each of the issued and outstanding Shares, other than the Shares held by Scanforms as treasury stock or owned by Big Flower, will be converted into the right to receive a fraction of a share of Big Flower Common Stock, determined by dividing $5.75 by the average closing price of Big Flower Common Stock during the ten trading day period ending three trading days prior to the date of Scanforms' stockholders special meeting to vote on the Merger; provided that Big Flower would not issue more than 0.4423 nor less than 0.3833 shares of its common stock for each share of Scanforms common stock.

    In connection with this transaction, Big Flower has been granted a voting proxy on, and an option to purchase, approximately 44% of Scanforms' outstanding Shares by Scanforms' two principal stockholders, including Scanforms President and Chairman of the Board.

    Consummation of the Merger is subject to a number of conditions, including approval by Scanforms' stockholders. Big Flower anticipates closing the Merger in the third quarter of 1996.

                             PART II - OTHER INFORMATION

                           BIG FLOWER PRESS HOLDINGS, INC.
                                   AND SUBSIDIARIES


Item 1.       LEGAL PROCEEDINGS -

                   No reportable developments occurred in Legal Proceedings
              during the quarter ended June 30, 1996.

Item 2.       CHANGES IN SECURITIES -

                   None

Item 3.       DEFAULTS UPON SENIOR SECURITIES -

                   None

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS -

                   None


Item 5.  OTHER INFORMATION -

              On July 31, 1996, Big Flower entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"), providing for the acquisition by Big Flower of Scanforms, Inc. ("Scanforms"). Scanforms is a full-service provider of personalized direct mail advertising products, offering in-house forms manufacturing, laser and impact computer personalization, bindery and mailing services. The Merger Agreement provides, among other things, that (i) Scanforms Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Big Flower ("Merger Sub"), will be merged with and into Scanforms, pursuant to the General Corporation Law of the State of Delaware (the "Merger"), with Scanforms continuing as the surviving corporation existing under the laws of the State of Delaware, and (ii) each of the issued and outstanding shares of common stock of Scanforms (the "Shares"), other than the Shares held by Scanforms as treasury stock or owned by Big Flower, will be converted into the right to receive a fraction of a share of Big Flower Common Stock, determined by dividing $5.75 by the average closing price of Big Flower Common
         Stock during the ten trading day period ending three trading days prior to the date of Scanforms' stockholders special meeting to vote on the Merger; provided that Big Flower would not issue more than 0.4423 nor less than 0.3833 shares of its common stock for each share of Scanforms common stock.

              In connection with this transaction, Big Flower has been granted a voting proxy on, and an option to purchase, approximately 44% of Scanforms' outstanding Shares by Scanforms' two principal stockholders, including Scanforms President and Chairman of the Board.

              Consummation of the Merger is subject to a number of conditions, including approval by Scanforms' stockholders. Big Flower anticipates closing the Merger in the third quarter of 1996.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K -

    (a)  Exhibits

              None

    (b)  Reports on Form 8-K

              None

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                   BIG FLOWER PRESS HOLDINGS, INC.




                   /s/R. Theodore Ammon
                   R. Theodore Ammon
                   Chairman of the Board
                   Principal Financial Officer
                   Principal Accounting Officer



DATE:         August 14, 1996