Form 10-K/A
period 1995-12-31
BIG FLOWER PRESS HOLDINGS INC
filed 1996-08-27
CIK 924146

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549
                               _______________________
                                     FORM 10-K/A
                                   AMENDMENT NO. 2
          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                               _______________________
(MARK ONE)
/   /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

    Documents Incorporated By Reference:  None

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                       PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of Big Flower as of May 31, 1996 are as follows:




NAME                          AGE       POSITION
- ----                          ---       --------
R. Theodore Ammon. . . . .   46        Chairman of the Board and Chief
                                       Executive Officer
Donald E. Roland. . . .      53        Director
Sanford G. Scheller . .      64        Vice Chairman of the Board
Leon D. Black . . . . .      43        Director
Edward M. Yorke . . . .      36        Director
Peter G. Diamandis. . .      63        Director
Joan Daniels Manley . .      62        Director
Edward T. Reilly. . . .      49        President and Chief Operating Officer
Mark A. Angelson. . . .      45        Executive Vice President and General
                                       Counsel and Secretary of the Board




    R. Theodore Ammon has been the Chairman of the Board and Chief Executive Officer of Big Flower since its inception. Mr. Ammon has also been the Chairman of the Board of Treasure Chest since 1993. Mr. Ammon was a General Partner of Kohlberg Kravis Roberts & Co. (a New York and San Francisco-based investment firm) from 1990 to 1992, and an executive of such firm prior to 1990. Mr. Ammon is also a member of the Board of Directors of Host Marriott Corporation, Foodbrands America, Inc., Culligan Water Technologies, Inc. and Samsonite Corporation. In addition, Mr. Ammon serves on the Board of Directors of the New York YMCA and on the Board of Trustees of Bucknell University.


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


    The directors are divided into three classes, designated Class I, Class
II and Class III. Each class consists of one third of the total number of directors constituting the entire Board of Directors. Currently, the Class I directors are Messrs. Scheller and Yorke; the Class II directors are Ms. Manley and Mr. Diamandis; and the Class III directors are Messrs. Ammon, Black and Roland. The term of the initial Class I directors shall terminate on the date of the Company's 1996 annual meeting of stockholders; the term of the initial Class II directors shall terminate on the date of the 1997 annual meeting of stockholders; and the term of the initial Class III directors shall terminate on the date of the 1998 annual meeting of stockholders. At each annual meeting of stockholders beginning in 1996, successors to the class of directors whose term expires at that annual meeting shall be elected for a three-year term. If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, and any additional directors of any class elected to fill a vacancy resulting from an increase in such class shall hold office for a term that shall coincide with the remaining term of that class, but in no case will a decrease in the number of directors shorten the term of any incumbent director. A Class I, II or III director shall hold office until the annual meeting for the year in which such director's term expires and until such director's successor shall be elected and shall qualify, subject, however, to prior death, resignation, retirement, disqualification or removal from office. Any director elected to fill a vacancy shall hold office for a term that shall coincide with the term of the class to which such director shall have been elected.


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

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BIG FLOWER PRESS HOLDINGS, INC.


                                  BY:  /s/ R. Theodore Ammon
                                       --------------------------
                                       R. Theodore Ammon
                                       Chairman of the Board



                                  DATE    August 27, 1996


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ R. Theodore Ammon                             August 27, 1996
- ---------------------------------                -----------------
R. Theodore Ammon                                 Date
Chairman of the Board,
Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer


/s/ Sanford G. Scheller                          August 27, 1996
- ---------------------------------                -----------------
Sanford G. Scheller                              Date
Vice Chairman


/s/ Leon D. Black                                August 27, 1996
- ---------------------------------                -----------------
Leon D. Black                                    Date
Director


/s/ Peter G. Diamandis                           August 27, 1996
- ---------------------------------                -----------------
Peter G. Diamandis                               Date
Director

/s/ Joan Daniels Manley                          August 27, 1996
- ---------------------------------                -----------------
Joan Daniels Manley                              Date
Director


/s/ Edward T. Reilly                             August 27, 1996
- ---------------------------------                -----------------
Edward T. Reilly                                 Date
Director


/s/ Edward M. Yorke                              August 27, 1996
- ---------------------------------                -----------------
Edward M. Yorke                                  Date
Director