Form 10-Q
period 1996-09-30
BIG FLOWER PRESS HOLDINGS INC
filed 1996-11-14
CIK 924146

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q

[X]          Quarterly Report under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1996

                                      or

[ ]       Transition Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934.

      For the transition period from                    to
                                     ------------------    -----------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of October 31, 1996, there were 14,749,479 shares of the Registrant's Common Stock, par value $0.01 per share, and 1,738,692 shares of the Registrant's Class B Common Stock, par value $0.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

                        BIG FLOWER PRESS HOLDINGS, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                 (IN THOUSANDS)

ITEM 1. FINANCIAL STATEMENTS

                                              SEPTEMBER 30,      DECEMBER 31,
                                                  1996               1995
                                              ------------       -----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                   $  3,559         $  4,598
     Accounts receivable, net (Note 5)             96,878          131,411
     Inventories (Note 6)                          30,848           41,797
     Prepaid expenses                               7,182            5,194
     Income tax receivable and
       deferred income taxes                       30,767           22,623
                                                 --------         --------
          Total current assets                    169,234          205,623

PROPERTY, PLANT AND EQUIPMENT, NET                240,754          137,838

OTHER ASSETS, NET                                  18,569           22,147

INTANGIBLES, NET                                  256,560          188,480
                                                 --------         --------
TOTAL                                            $685,117         $554,088
                                                 --------         --------
                                                 --------         --------


See the accompanying notes to the condensed consolidated financial statements.
                                                                   (Continued)

                         PART I - FINANCIAL INFORMATION

                         BIG FLOWER PRESS HOLDINGS, INC.
                                 AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                  (IN THOUSANDS)



                                          SEPTEMBER 30,        DECEMBER 31,
                                              1996                 1995
                                          -------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                          $     --              $ 18,119
     Current portion of long-term debt         1,526                 3,335
     Accounts payable                        103,664               105,915
     Compensation and benefits payable        34,848                18,344
     Other current liabilities                33,136                33,687
                                            --------              --------
          Total current liabilities          173,174               179,400

REVOLVING CREDIT FACILITY (Notes 5,9)        192,704               144,500

LONG-TERM DEBT, Net of current portion
  (Notes 5,9)                                199,723               125,942

DEFERRED INCOME TAXES                         20,663                14,934

OTHER LONG-TERM LIABILITIES                   17,327                10,370
                                            --------              --------
          Total liabilities                  603,591               475,146
                                            --------              --------
COMMON STOCK SUBJECT TO REDEMPTION             1,072                 1,011
                                            --------              --------
STOCKHOLDERS' EQUITY:
     Common stock                                160                   157
     Additional paid-in-capital              105,445               100,892
     Accumulated deficit                     (23,937)              (21,680)
     Subscription notes receivable              (251)                 (263)
     Unearned compensation                      (963)               (1,175)
                                            --------              --------
          Total stockholders' equity          80,454                77,931
                                            --------              --------
TOTAL                                       $685,117              $554,088
                                            --------              --------
                                            --------              --------

See the accompanying notes to the condensed consolidated financial statements.
                                                                   (Concluded)

                          PART I - FINANCIAL INFORMATION

                          BIG FLOWER PRESS HOLDINGS, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                         (IN THOUSANDS EXCEPT SHARE DATA)



                                               QUARTER ENDED          QUARTER ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                                    1996                   1995
                                               -------------          -------------
NET SALES                                       $   307,466           $   242,066

COSTS OF PRODUCTION                                 254,565               209,963
                                                -----------           -----------
        GROSS PROFIT                                 52,901                32,103

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSE                           34,272                15,823

INTEREST EXPENSE (Note 5)                             9,629                10,324

INTEREST INCOME                                         (42)                  (32)

OTHER EXPENSE, NET (Note 5)                           2,135                   192

PREFERRED DIVIDENDS OF A SUBSIDIARY                      --                   617
                                                -----------           -----------
INCOME BEFORE INCOME TAXES                            6,907                 5,179

PROVISION FOR INCOME TAXES                            3,800                 2,800
                                                -----------           -----------
NET INCOME                                         $  3,107             $   2,379
                                                -----------           -----------
                                                -----------           -----------
Net income per common
and common share equivalent                           $0.18                 $0.21

Weighted average shares
outstanding                                      16,913,633            11,083,249


See the accompanying notes to the condensed consolidated financial statements.

                      PART I - FINANCIAL INFORMATION

                      BIG FLOWER PRESS HOLDINGS, INC.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                     (IN THOUSANDS EXCEPT SHARE DATA)


                                               9 MONTHS ENDED         9 MONTHS ENDED
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                     1996                   1995
                                                ------------          --------------
NET SALES                                       $  822,046              $  682,134

COSTS OF PRODUCTION                                702,444                 589,532
                                                ----------             -----------
GROSS PROFIT                                       119,602                  92,602

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSE                          82,546                  53,216

INTEREST EXPENSE (Note 5)                           27,377                  30,970

INTEREST INCOME                                       (148)                   (268)

OTHER EXPENSE, NET (Note 5)                          9,865                   2,452

PREFERRED DIVIDENDS OF A
SUBSIDIARY                                              --                   1,895
                                                ----------             -----------
INCOME/(LOSS) BEFORE INCOME TAXES                      (38)                  4,337

PROVISION FOR INCOME TAXES                             327                   6,047
                                                ----------             -----------
LOSS BEFORE EXTRAORDINARY ITEM (Note 10)              (365)                 (1,710)

EXTRAORDINARY ITEM, NET                              1,892                      --
                                                ----------             -----------

NET LOSS                                         $  (2,257)              $  (1,710)
                                                ----------             -----------
                                                ----------             -----------

Loss per common and common share equivalent
before extraordinary item                           ($0.02)                 ($0.16)

Extraordinary item - early
extinguishment of debt                              ($0.11)                      --

Net loss per common
and common share equivalent                         ($0.13)                 ($0.16)

Weighted average shares
outstanding                                     16,758,144               10,887,856


See the accompanying notes to the condensed consolidated financial statements.

                        PART I - FINANCIAL INFORMATION

                        BIG FLOWER PRESS HOLDINGS, INC.
                               AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (IN THOUSANDS)

                                                   9 MONTHS ENDED       9 MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                         1996                 1995
                                                   --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                $ (2,257)            $ (1,710)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Provision for doubtful accounts                           587                1,656
      Depreciation and amortization                          35,224               30,084
      Amortization of deferred financing costs                2,230                2,594
      Preferred dividends of a subsidiary                        --                1,895
      Loss on sale of accounts receivable                     3,850                   --
      Loss on disposition of property,
        plant and equipment                                     256                  384
      Extraordinary item                                      1,892                   --
      Changes in operating assets and liabilities:
         Accounts receivable                                 (9,544)              (6,947)
         Proceeds from sale of accounts receivable           91,567                   --
         Inventories                                         20,545              (27,219)
         Prepaid expenses                                    (1,007)                2,699
         Other assets                                         1,122                  (685)
         Deferred income taxes and income taxes receivable    1,013                (5,351)
         Accounts payable, compensation and benefits
            payable and other liabilities                   (61,408)                8,693
         Deferred interest                                      105                 6,161
                                                            --------              -------
      Net cash provided by operating activities              84,175                12,254
                                                            --------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                     (36,799)              (15,268)
   Proceeds from sales of property, plant and equipment         461                   913
   Acquisition of Webcraft, net                             (76,710)                   --
   Acquisition of Laser Tech                                 (1,060)                   --
                                                            --------              -------
Net cash used in investing activities                      (114,108)              (14,355)
                                                            --------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of long-term debt                             (98,614)               (5,506)
   Payment of notes payable                                 (16,788)                   --
   Borrowing of long-term debt                               75,000                   120
   Deferred financing costs                                  (1,313)                  150
   Net increase in revolving credit facility                 48,204                 8,090
   Proceeds from issuance of common stock                        49                   540
   Repurchase of common stock                                    --                  (522)
   Decrease in cash overdraft                                22,356                (1,505)
                                                            --------              -------
   Net cash provided by financing activities                  28,894                 1,367
                                                            --------              -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (1,039)                 (734)

CASH AND CASH EQUIVALENTS, BEGINNING                          4,598                 2,372
                                                            --------              -------
CASH AND CASH EQUIVALENTS, ENDING                         $   3,559             $   1,638
                                                            --------              -------
                                                            --------              -------

See the accompanying notes to the condensed  consolidated financial statements.
                                       6

                        BIG FLOWER PRESS HOLDINGS, INC.
                                AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1.  GENERAL
    -------

The unaudited interim consolidated financial statements of Big Flower Press Holdings, Inc. (the "Company" or "Big Flower") and its subsidiaries, including for periods prior to November 22, 1995, Big Flower Press, Inc. ("BFP") which was merged with and into the Company on such date, Treasure Chest Advertising Company, Inc. ("Treasure Chest") and, for the periods after their acquisition by the Company, Laser Tech Color, Inc. ("Laser Tech") and Webcraft Technologies Inc. ("Webcraft"), have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information for the interim periods presented. On March 21, 1996 the Company changed its fiscal year from the twelve months ended June 30 to the calendar year ended December 31. Prior period results presented in this Report reflect this change. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results for the full year.

2.  ACQUISITIONS
    ------------

The Company and BFP and its wholly owned subsidiary, TCA Merger Corp. ("Merger Corp.") were organized to effect the acquisition of Treasure Chest (the "TCA Acquisition"). On August 12, 1993, the Company acquired Treasure Chest. Treasure Chest is a leading producer and marketer of advertising circulars for many large United States retailers and produces TV listing guides, Sunday comics, Sunday magazines and/or special supplements for many widely circulated United States newspapers. In connection with the TCA Acquisition, Treasure Chest purchased certain other assets which were used by Treasure Chest in the operation of its business, from certain former stockholders and their affiliates, and the founders and former principal owners of Treasure Chest entered into a non-compete agreement with Treasure Chest. The TCA Acquisition has been accounted for as a purchase.

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

Treasure Chest obtained the funds necessary to effect the Acquisitions, to make payments pursuant to certain non-compete and other agreements, to retire certain existing indebtedness of Retail Graphics, KTB and their affiliates and to pay related fees and expenses from (i) borrowings under Treasure Chest's Credit Agreement as amended in connection with the Acquisitions (the "Amended Credit Agreement"), (ii) a contribution of capital by BFP of a portion of the proceeds of a sale of $40,000,000 aggregate principal amount of its 10 3/4% Senior Subordinated notes due 2003 (the "BFP Notes"), and
(iii) a contribution of capital by Big Flower of a portion of the proceeds of an offering by Big Flower of 76,543 Units consisting of an aggregate of $76,543,000 principal amount of Big Flower 13 1/2% Senior Discount Notes due 2004 (the "13 1/2% Notes") and 612,344 shares of Class D common stock of Big Flower. The Acquisitions have been accounted for as purchases.

On November 27, 1995 BFP acquired Laser Tech, a leading provider of high quality electronic pre-media and conventional graphics services.
The acquisition of Laser Tech has been accounted for as a purchase.

On March 19, 1996, Big Flower consummated the acquisition of Webcraft by merging a Big Flower subsidiary into Webcraft. Webcraft is a market leader in producing and marketing highly-customized direct mail and other advertising products, and Big Flower believes Webcraft is the largest in-line direct mail producer in the United States. The acquisition of Webcraft has been accounted for as a purchase. The total purchase cost has been allocated to Webcraft's assets and liabilities based on their relative fair values as of March 19, 1996, as determined by preliminary valuations and other studies. Those valuations and studies are not yet complete.

3.  SUBSEQUENT EVENTS
    -----------------

On October 1, 1996, Treasure Chest consummated the acquisition of all of the outstanding capital stock of PrintCo., Inc. ("Printco"), and certain real estate assets of an affiliated Printco entity which are used in Printco's business, pursuant to a Purchase Agreement, dated as of October 1, 1996, among Treasure Chest, all of the stockholders of Printco and Park Properties, a Michigan general partnership. Headquartered in Greenville, Michigan, Printco is a producer of newspaper advertising inserts, TV listing guides and other newspaper products, and offers printing, finishing and pre-media services. The acquisition of Printco is expected to be accounted for as a purchase.

On October 4, 1996, Big Flower consummated the acquisition of Scanforms, Inc., a Delaware corporation ("Scanforms"), pursuant to an Agreement and Plan of Merger, dated as of July 31, 1996, by and among Big Flower, Scanforms and Scanforms Acquisition Corp., a wholly owned, indirect subsidiary of Big Flower ("Merger Sub"), whereby Merger Sub was merged with and into Scanforms, with Scanforms as the surviving corporation. Scanforms is a full-service provider of direct mail advertising with in-house forms manufacturing, laser and impact computer personalization, bindery and mailing services. Big Flower issued rights to receive 1,549,489 full shares of its common stock in exchange for all the outstanding common stock of Scanforms. The acquisition of Scanforms will be accounted for as a pooling of interests.

On October 7, 1996 Laser Tech consummated the acquisition of all of the outstanding capital stock of Pacific Color Connection, Inc. ("Pacific Color"). Pacific Color, previously a privately-owned company, offers digital pre-media services for the advertising and retail industries. The acquisition of Pacific Color is expected to be accounted for as a purchase.

For the acquisitions accounted for as purchases, Big Flower paid approximately $42.5 million in cash and assumed debt of approximately $20.3 million.

4.  PRO FORMA INFORMATION
    ---------------------

The following supplemental unaudited pro forma information has been prepared as though the acquisitions of Laser Tech, Webcraft and Scanforms and related financing transactions had occurred at January 1, 1995 (in thousands except per share data):

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                 ---------------------
                                                   1996        1995
                                                 --------     --------
      Net Sales                                  $908,311     $931,672
      Income before extraordinary item           $  4,392     $  1,595
      Income per common and common share
        equivalent before extraordinary item     $   0.24     $   0.13


5.  ACCOUNTS RECEIVABLE
    -------------------

In addition to the Company's obligations under the Restated Credit Agreement (hereinafter defined), on October 4, 1996 the Company entered into a six-year agreement (the "A/R Securitization") pursuant to which it may sell fractional undivided beneficial interests in a designated pool of certain eligible accounts receivable. The maximum allowable amount of receivables to be sold is $150 million. The amount outstanding at any measurement date varies based upon the level of eligible receivables. Under the terms of the agreement, the Company has retained substantially the same risk of credit loss as if the receivables had not been sold and, accordingly, the full amount of the allowance for doubtful accounts has been retained. Since March, 1996 the Company has operated under a bridge facility with similar terms and conditions as the A/R Securitization. At September 30, 1996 a $70 million interest had been sold under the A/R Securitization and is reflected as a reduction of accounts receivable in the accompanying condensed consolidated balance sheets. Fees of this program vary from LIBOR plus a margin of 1/4% to 3/4% per annum on the amount of interest sold. The rate is lower than the rate under the Company's existing credit agreement (see Note 9). These costs, which were approximately $1.3 million and $3.8 million for the three and nine-month periods ended September 30, 1996, respectively, are included in other expense, net in the accompanying condensed consolidated statements of operations.

6.  INVENTORIES
    -----------

Inventories as of September 30, 1996 and December 31, 1995 are summarized as follows (in thousands):

                               SEPTEMBER 30,     DECEMBER 31,
                                   1996              1995
                               -------------     ------------
                                (UNAUDITED)

               Paper              $25,309           $37,878

               Ink                  1,279             1,468

               Other                4,260             2,451
                                 ---------         ---------
               TOTAL              $30,848           $41,797
                                  --------          --------
                                  --------          --------


7.  INITIAL PUBLIC OFFERING
    -----------------------

On November 22, 1995, Big Flower consummated an initial public offering (the "Offering") of 6,724,688 shares of its Common Stock, of which 5,500,000 shares were sold by Big Flower and 1,224,688 shares were sold by stockholders of the Company. A portion of the net proceeds of the Offering to Big Flower of $80.3 million was used to redeem, on a pro rata basis, at a premium, a portion of the 13 1/2% Notes, and a portion of the Company's 10 3/4% Senior Subordinated notes due 2003 and the BFP Notes (collectively the "10 3/4% Notes"). The remainder of the net proceeds, together with borrowings under the New Credit Agreement as defined in Note 9, were used to purchase at a premium the remaining balance of the 13 1/2% Notes, purchase all of the Company's 11% debentures due on August 12, 2005 (the "11% Debentures") at 100% of principal amount, repay all amounts owing under the Amended Credit Agreement, purchase all outstanding shares of the BFP's preferred stock and terminate the Company's interest rate swap agreement. In connection with the Offering, BFP was merged with and into the Company.

8.  EARNINGS PER SHARE
    ------------------

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

9.  EXISTING CREDIT AGREEMENT
    -------------------------

On November 28, 1995, Treasure Chest entered into a $350 million revolving credit facility (the "New Credit Agreement"). The New Credit Agreement was amended and restated on March 19, 1996 (as amended to date, the "Restated Credit Agreement") to add a $75 million term loan. The revolving credit facility will be reduced by $33.3 million on the last day of 1998, 1999 and 2000 and will mature on the last day of 2001. Principal payments on the term loan of $0.75 million are due on the last day of 1996 through 2001 and will mature on the last day of 2002. Interest on revolving loans will be payable at Treasure Chest's option (a) at a base rate plus a margin which ranges from 0.00% to 1.25% or (b) at a Eurodollar rate plus a margin which ranges from 0.50% to 2.25%. Interest on the term loan will be payable at Treasure Chest's option (a) at a base rate plus a margin of 1.50% or (b) at a Eurodollar rate plus a margin of 2.50%. The Restated Credit Agreement also contains covenant requirements and certain dividend restrictions which are customary for such financings.

10.  EXTRAORDINARY ITEM
     ------------------

Subsequent to the acquisition of Webcraft, the Company repurchased substantially all of Webcraft's outstanding debt at a premium which generated an extraordinary loss of $1.9 million, net of income tax benefit of $1.3 million.

                        BIG FLOWER PRESS HOLDINGS, INC.
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

    THIS QUARTERLY REPORT ON FORM 10-Q (THE "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AS WELL AS WITHIN THIS REPORT GENERALLY.
 IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF SIGNIFICANT RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS OUTSIDE THE CONTROL OF THE COMPANY, INCLUDING FLUCTUATIONS IN THE COST OF PAPER AND OTHER RAW MATERIALS USED BY THE COMPANY, CHANGES IN THE ADVERTISING AND PRINTING MARKETS, THE FINANCIAL CONDITION OF THE COMPANY'S CUSTOMERS, THE GENERAL CONDITION OF THE UNITED STATES ECONOMY, AND THE MATTERS SET FORTH IN THE REPORT GENERALLY. CONSEQUENTLY, SUCH FORWARD-LOOKING STATEMENTS SHOULD BE REGARDED SOLELY AS THE COMPANY'S CURRENT PLANS, ESTIMATES AND BELIEFS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

GENERAL

    The discussion below compares the consolidated financial condition and results of operations of Big Flower for the three months ended September 30, 1996 with the three months ended September 30, 1995 and for the nine months ended September 30, 1996 with the nine months ended September 30, 1995.

    Big Flower has three principle operating units: Treasure Chest, Laser
Tech and Webcraft. Treasure Chest is a leading producer and marketer of advertising circulars for many large United States retailers and produces TV listing guides, Sunday comics, Sunday magazines and/or special supplements for many widely circulated United States newspapers. Laser Tech provides high quality electronic pre-media and conventional graphic services. Webcraft is a specialty printer of personalized direct mail and other products, and the Company believes Webcraft is the largest in-line commercial printer in the United States. Although each of the Company's operating units provides a variety of services to its customers, the majority of each operating unit's business involves providing advertising-related services.

    Because the cost of paper is a principal factor in the Company's pricing to its customers, the cost of paper significantly affects the Company's net sales. The Company usually is able to pass increases in the cost of paper to its customers, while declines in paper costs generally result in lower prices to customers. Volatility in paper costs results in a corresponding volatility in the Company's net sales, but generally does not affect volume or profits to any significant extent.

    Because capacity in the paper industry has remained relatively stable in recent years, increases or decreases in demand for paper have led to corresponding pricing changes and, in periods of high demand, to limitations on the availability of certain grades of paper, including grades utilized by the Company. The Company believes that it maintains sufficiently strong relationships with major North American paper suppliers that the Company should be able to satisfy its paper requirements on competitive terms even in periods of high demand.

    During the soft retail advertising environment experienced during the first three months of 1996, the Company experienced weaknesses in volumes and, in some instances, prices. Although the retail advertising environment has improved since the first quarter, the Company believes it will continue to feel the residual effects of a soft retail advertising environment throughout the remainder of the year.

RESULTS OF OPERATIONS


    The following table presents the major components from the Condensed Consolidated Statements of Operations as a percent of net sales for the three and nine month periods ended September 30, 1996 and 1995:

                               Three Months          Nine Months
                                   Ended                Ended
                               September 30,        September 30,
                            -----------------      ---------------
                             1996       1995       1996        1995
                            ------     ------      ----        ----

Net sales                   100.0%     100.0%      100.0%      100.0%
Costs of production          80.1%      84.8%       82.8%       84.4%
Depreciation and
  amortization                2.7%       1.9%         2.7%       2.0%
                            ------     ------     -------    -------
Gross profit                 17.2%      13.3%        14.5%      13.6%
Selling, general and
  administrative expense      9.7%       4.7%         8.4%       5.5%
Depreciation and
  amortization                1.4%       1.8%         1.6%       2.3%
Interest expense, net         3.1%       4.3%         3.3%       4.5%
Other expense, net            0.7%       0.1%         1.2%       0.4%
                            ------     ------     -------    -------
Income/(loss) before
  taxes                       2.2%       2.1%         0.0%       0.6%
Income taxes                  1.2%       1.2%         0.0%       0.9%
                            ------     ------     -------     -------
Income/(loss) before
  extraordinary item          1.0%       1.0%         0.0%      -0.3%
                            ------     ------     -------    -------
Net income/(loss)             1.0%       1.0%        -0.3%      -0.3%
                            ------     ------     -------    -------

EBITDA (in thousands)      $31,373    $25,351     $72,327    $68,979
                            ------     ------     -------    -------
                            ------     ------     -------    -------


    "EBITDA" represents the sum of income before income taxes, depreciation and amortization, interest income and expense, equity in (earnings) loss of unconsolidated companies, other expense, net and asset writedowns. The exclusion of equity in (earnings) loss of unconsolidated companies and asset writedowns is consistent with the definitions in the Company's debt agreements. EBITDA is presented here to provide additional information regarding the Company's ability to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not a measure of financial performance and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995

    Net sales increased to $307.5 million for the three months ended September 30, 1996 from $242.1 million for the three months ended September 30, 1995, an increase of $65.4 million or 27.0%. The addition of Laser Tech and Webcraft operations for the three months ended September 30, 1996 favorably affected net sales. Due to a soft retail advertising environment, Treasure Chest's volume (measured in press hours) for the three months ended September 30, 1996 was slightly below that of the comparable period in 1995. Gross profit for the three months ended September 30, 1996 was $52.9 million compared to $32.1 million for the three months ended September 30, 1995, an increase of $20.8 million or 64.8%. The higher gross profit in the three months ended September 30, 1996 resulted from the inclusion of Laser Tech and Webcraft operations, partially offset by the slightly lower volume and lower waste paper sales at Treasure Chest.

    Selling, general and administrative expenses increased to $34.3 million in the three months ended September 30, 1996 from $15.8 million for the three months ended September 30, 1995, an increase of $18.5 million or 116.6%. The addition of Webcraft and Laser Tech operations resulted in an increase of $15.6 million in selling, general and administrative expenses. Amortization of intangibles included in selling, general and administrative expense for the three months ended September 30, 1996 was $3.9 million compared to $4.3 million for the three months ended September 30, 1995, a decline attributable to the complete amortization of certain intangible assets associated with earlier acquisitions.

    Net interest expense for the three months ended September 30, 1996 was $9.6 million compared to $10.3 million for the three months ended September 30, 1995. Amortization of deferred financing costs was $0.8 million for the three months ended September 30, 1996 and $0.9 million for the three months ended September 30, 1995.

    Other expense, net, was $2.1 million in the three months ended September 30, 1996 compared to $0.2 million in the comparable period in 1995. The other expense, net, for the three months ended September 30, 1996 includes charges of $1.5 million on the A/R Securitization and certain non-recurring charges.

    Income before income taxes was $6.9 million for the three months ended September 30, 1996 compared to $5.2 million for the prior comparable quarter due to the factors mentioned above.

    The effective income tax rate for the three months ended September 30, 1996 and 1995 exceeded the federal statutory tax rate due primarily to amortization of goodwill (which is not deductible for income tax purposes), preferred dividends of a subsidiary (for the 1995 period) and state income taxes.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995

    Net sales increased to $822.0 million for the nine months ended September 30, 1996 from $682.1 million for the nine months ended September 30, 1995, an increase of $139.9 million or 20.5%. The inclusion of Laser Tech operations in the full nine months and Webcraft operations for the six months and 12 days ended September 30, 1996 favorably affected net sales. Due to a soft retail advertising environment, Treasure Chest's volume (measured in press hours) for the nine months ended September 30, 1996 was below that of the comparable period in 1995. Gross profit for the nine months ended September 30, 1996 was $119.6 million compared to $92.6 million for the nine months ended September 30, 1995, an increase of $27.0 million or 29.2%. The higher gross profit in the nine months ended September 30, 1996 resulted from the inclusion of Laser Tech and Webcraft operations as discussed above, offset by lower volume at Treasure Chest.

    Selling, general and administrative expenses increased to $82.5 million in the nine months ended September 30, 1996 from $53.2 million for the nine months ended September 30, 1995, an increase of $29.3 million or 55.1%. The addition of Webcraft and Laser Tech operations resulted in an increase of $32.7 million in selling, general and administrative expenses. Amortization of intangibles included in selling, general and administrative expense for the nine months ended September 30, 1996 was $11.9 million compared to $15.3 million for the nine months ended September 30, 1995, a decline attributable to the complete amortization of certain intangible assets associated with earlier acquisitions. Offsetting the lower amortization of intangible assets in the nine months ended September 30, 1996 was an additional $0.3 million in higher personnel and related costs.

    Net interest expense for the nine months ended September 30, 1996 was $27.2 million compared to $30.7 million for the nine months ended September 30, 1995. Amortization of deferred financing costs was $2.2 million for the nine months ended September 30, 1996 and $2.6 million for the nine months ended September 30, 1995.

    Other expense, net, was $9.9 million in the nine months ended September 30, 1996 compared to $2.5 million in the prior comparable period in 1995.
The other expense, net, for the nine months ended September 30, 1996 included $5.2 million for non-recurring charges related to the acquisition of Webcraft and related financing transactions and a $2.7 million loss on sale of accounts receivable, which represented the continuing cost of the A/R Securitization, net of one-time charges.

    Loss before income taxes and extraordinary item was $0.0 million for the nine months ended September 30, 1996 compared to income before income taxes of $4.3 million for the prior comparable period in 1995 due to the factors mentioned above.

    The effective income tax rate for the nine months ended September 30, 1996 and 1995 exceeded the federal statutory tax rate due primarily to amortization of goodwill (which is not deductible for income tax purposes), preferred dividends of a subsidiary (for the 1995 period) and state income taxes.

    The extraordinary item, net of tax, of $1.9 million, in the nine months ended September 30, 1996 was due to the early extinguishment of certain Webcraft debt refinanced subsequent to the Webcraft acquisition.

    Excluding the effects of the non-recurring charges related to the acquisition of Webcraft and related financing transactions, income before extraordinary item for the nine months ended September 30, 1996 would have been $2.8 million, or $.16 cents per share.

LIQUIDITY AND CAPITAL RESOURCES

    The operations of the Company historically have been funded with internally generated funds, term debt and borrowings under a revolving credit facility.

    Big Flower's current liabilities exceeded current assets by $3.9 million at September 30, 1996 compared with working capital of $26.2 million at December 31, 1995, a decrease of $30.1 million due to the A/R Securitization closing in March 1996. Excluding the effects of the A/R Securitization, working capital at September 30, 1996 would have been $71.2 million. The ratio of current assets to current liabilities as of September 30, 1996 was
 .98 to 1 (1.39 to 1 excluding the A/R Securitization), and as of December 31, 1995 was 1.15 to 1.

    Net cash provided by operating activities for the nine months ended September 30, 1996 was $84.2 million, an increase of $71.9 million from the prior comparable period in 1995. This increase was primarily due to the net effect of the A/R Securitization and a reduction in paper inventories, offset by a higher net loss and a volume related reduction in current liabilities. Net cash used in investing activities were financed primarily through borrowings under the Restated Credit Agreement and the A/R Securitization.

    Capital expenditures of $36.8 million and $15.3 million for the nine months ended September 30, 1996 and 1995, respectively, were financed by cash from operations and borrowings under Treasure Chest's revolving credit facility.

    The Company anticipates total acquisitions of approximately $45 million in value of capital equipment in the twelve months ended December 31, 1996, which acquisitions will be funded by capital expenditures or operating leases.

    On November 22, 1995, Big Flower consummated the Offering of 6,724,688 shares of Common Stock, of which 5,500,000 shares were sold by Big Flower and 1,224,688 shares were sold by stockholders of the Company. A portion of the net proceeds of the Offering to Big Flower of $80.3 million were used to redeem, on a pro rata basis at a premium, a portion of the 13 1/2% Notes, and a portion of the 10 3/4% Notes. The remainder of the net proceeds, together with borrowings under the New Credit Agreement, were used to purchase at a premium the remaining balance of the 13 1/2 % Notes, purchase all of the Company's 11% Debentures at 100% of principle amount, repay all amounts owed under the Amended Credit Agreement, purchase all outstanding shares of the Preferred Stock and terminate the Company's interest rate swap agreements. In connection with the Offering, BFP was merged with and into the Company.

     Simultaneously with the Offering, the outstanding shares of Class B Common Stock, Class C Common Stock and Class D Common Stock of the Company (except for shares of Class B Common Stock owned by BT Investment Partners, Inc. ("BTIP")) were converted into shares of Common Stock on a share-for-share basis (with any fractional shares rounded up to one full share). In addition, each outstanding option to purchase a share of Class C Common Stock was converted to an option to purchase two shares of Common Stock (with any fractional shares rounded up to one full share), and the put rights of holders of vested shares of Class C Common Stock expired. Immediately prior to the consummation of the Offering, Big Flower paid a stock dividend of one share of Common Stock for each outstanding share of its Class B Common Stock (other than shares of Class B Common Stock owned by
BTIP), Class C Common Stock and Class D Common Stock and, due to certain banking law restrictions, a stock dividend of one share of Class B Common Stock for each outstanding share of Class B Common Stock owned by BTIP.

     On November 28, 1995, Treasure Chest entered into the New Credit Agreement. The New Credit Agreement was amended and restated on March 19, 1996 to add a $75 million term loan. The revolving facility will be reduced by $33.3 million on the last day of 1998, 1999 and 2000 and will mature on the last day of 2001. Principal payments on the term loan of $0.75 million are due on the last day of 1996 through 2001 and will mature on the last day of 2002. Interest on revolving loans will be payable at Treasure Chest's option (a) at a base rate plus a margin which ranges from 0.00% to 1.25% or
(b) at a Eurodollar rate plus a margin which ranges from 0.50% to 2.25%. Interest on the term loan will be payable at Treasure Chest's option (a) at a base rate plus a margin of 1.50% or (b) at a Eurodollar rate plus a margin of 2.50%. The Restated Credit Agreement also contains covenant requirements and certain dividend restrictions which are customary for such financings.

    The Company believes that internally-generated funds from operations, the Restated Credit Agreement and the A/R Securitization will be sufficient to meet its operating requirements for the next twelve months.

    Big Flower has grown through acquisitions, and expects to continue to seek to acquire businesses in similar or complementary businesses. Such acquisitions are likely to require the incurrence and/or assumption of indebtedness and other obligations, the issuance of equity securities or some combination thereof. In addition, Big Flower may from time to time determine to sell or otherwise dispose of certain of its existing businesses. However, Big Flower cannot predict if any transactions will be consummated, nor the terms or forms of consideration required in such transactions. Big Flower's recent acquisitions are discussed in Notes 2 and 3 to the Unaudited Condensed Consolidated Financial Statements included herein.

                           PART II - OTHER INFORMATION

                          BIG FLOWER PRESS HOLDINGS, INC.
                                 AND SUBSIDIARIES


Item 1.  Legal Proceedings -
         -----------------

              No reportable developments occurred with respect to legal proceedings during the quarter ended September 30, 1996.

Item 2.  Changes in Securities -
         ---------------------


              None

Item 3.  Defaults Upon Senior Securities -
         -------------------------------

              None

Item 4.  Submission of Matters to a Vote of Securities Holders -
         -----------------------------------------------------

              None


Item 5.  Other Information -
         -----------------

              None

Item 6.  Exhibits and Reports on Form 8-K -
         --------------------------------

     (a) Exhibits

              None

     (b) Reports on Form 8-K

              (i) Current Report on Form 8-K, dated October 1, 1996 concerning the Registrant consummating the acquisitions of Printco, Scanforms and Pacific Color;

              (ii) Current Report on Form 8-K/A, dated October 1, 1996
                   amending the Form 8-K which was filed on October 1, 1996, to include certain pro forma financial data.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         BIG FLOWER PRESS HOLDINGS, INC.



                         /s/R. Theodore Ammon
                         --------------------
                         R. Theodore Ammon
                         Chairman of the Board
                         Principal Financial Officer
                         Principal Accounting Officer



DATE:  November 14, 1996