Form 10-K
period 1996-12-31
BIG FLOWER PRESS HOLDINGS INC
filed 1997-03-26
CIK 924146

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 1-14084

                         BIG FLOWER PRESS HOLDINGS, INC.
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

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      The aggregate market value of voting stock held by non-affiliates on March 14, 1997 was $199,608,501. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

      As of March 14, 1997, there were 16,754,261 shares of the registrant's Common Stock, par value $0.01 per share, and 1,738,692 shares of the registrant's Class B Common Stock, par value $0.01 per share, outstanding.

         Documents Incorporated By Reference:  None

================================================================================

"CRAIGBOND," "CRAIGSEAL," "ELECTROWEB," "LEAP," "MAXCESS," "REPLICOLOR," "SCENT-SATIONAL," "SLAPSTICK," "WEBCRAFT," "WEBNETICS," "WIN-PACK," "WYSDOM" AND "W (STYLIZED)" ARE REGISTERED TRADEMARKS OF BIG FLOWER PRESS HOLDINGS, INC. OR ITS SUBSIDIARIES.

                                     PART I

                SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Discussions containing such forward-looking statements may be found in Items 1, 3, and 7 hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside the control of Big Flower Press Holdings, Inc. (which together with its subsidiaries is herein referred to as the "Company" or "Big Flower" unless the context clearly implies otherwise), including fluctuations in the cost of paper and other raw materials used by the Company, changes in the advertising and printing markets, the financial condition of the Company's customers, the general condition of the United States economy, and the matters set forth in this Report generally. Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1. Business

                                  INTRODUCTION

      The Company is a leading advertising and marketing services company with three principal operating units: Treasure Chest Advertising Company, Inc. ("TC Advertising"), Webcraft Technologies, Inc. ("Webcraft") and Laser Tech Color, Inc. ("Laser Tech"). TC Advertising is a leading producer of advertising insert programs for leading retailers and produces TV listing magazines, Sunday comics, Sunday magazines and special supplements for many of the most widely circulated U.S. newspapers. Webcraft is a market leader in producing highly customized direct mail and specialty advertising products such as commercial games and fragrance samplers. Laser Tech is a leading provider of outsourced, digital premedia and content management services to retailers, advertising agencies, and consumer product companies. The Company and its subsidiaries operate in the advertising and marketing services industry, focusing their products and services on three sectors of this industry. For information regarding the revenues, operating profit and identifiable assets of the Company and its subsidiaries for the year ended December 31, 1996, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 1 to the Consolidated Financial Statements of Big Flower Press Holdings, Inc. and Subsidiaries (the "Consolidated Financial Statements").

      On March 21, 1996, Big Flower's Board of Directors elected to change the Company's fiscal year from a 12-month period ending June 30th to a calendar year, effective with the period ended December 31, 1995. Unless otherwise indicated, the references herein to fiscal years are to calendar years. In addition, references herein to the financial information of Big Flower's subsidiaries refer to such financial information as reflected in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements. Big Flower was incorporated in Delaware in 1993. Big Flower's principal executive offices are located at 3 East 54th Street, New York, New York 10022 and its telephone number is (212) 521-1600.

Industry Sectors

      Market data used throughout this Report was obtained from industry publications and internal Company estimates. While the Company believes such information is reliable, the accuracy of such information has not been independently verified and cannot be guaranteed.

      Advertising Inserts. The Company believes that the advertising inserts industry sector produces $8 to $9 billion per year, with approximately 50% of the dollars for the production of inserts and the remaining balance for distribution of the product. The Company believes th is industry sector will continue to grow as non-traditional insert users have begun including inserts in their media plans and traditional users such as retailers are spending more of their advertising dollars in this medium.

      The Company further believes advertising insert usage will expand as advertisers require more versions of their inserts and targeted distribution services for their messages. According to the Newspaper Association of America, local retail advertising has changed to a greater reliance on inserts as advertisers demand more targeting of their message, a distribution method that run of press ("ROP") advertising is not capable of providing.

      Direct Mail. The Company believes that in the individualized sector in which Big Flower operates, customized direct mail expenditures account for $20.8 billion per year, with approximately 33% going to the production of direct mail and the remainder to other services, including agency services, data analysis and manipulation and creative development.

      According to the 1996 Veronis, Suhler and Associates Communications Industry Forecast, "More than three-quarters of U.S. companies use direct mail, and most find it a powerful tool in meeting their marketing objectives. In addition to generating sales directly, direct mail has proven to be effective in explaining complex issues to consumers and business decision makers and in introducing a new product or service."

      Premedia. The Company believes that the premedia industry sector exceeds $5.3 billion per year. The business, which includes the traditional preparation of materials for print such as promotional items and advertising inserts, has recently expanded to include the capture, storage and manipulation of image management and the management of facilities which house these services. The Company believes that as its customers require more versions of their advertising inserts and other advertising and marketing messages, the demand for easy retrieval and manipulation of images will grow. In addition, there is a growing pattern of outsourcing of facilities management of premedia services from which the Company has been benefiting and expects to continue to benefit.

Industry Business Strategy

      The Company's primary objective is to be the leading provider of marketing and advertising services for retailers, national manufacturers and advertising agencies. Key elements of the Company's strategy include the following:

      Maximize Synergies Among Subsidiaries. Big Flower's management is improving marketing and production efficiencies among the Company's subsidiaries through a number of initiatives:

      o Develop Advertising Solutions for Customers. The Company believes that by combining the products and services of TC Advertising, Laser Tech and Webcraft it can work with current and future customers to develop cost-effective and comprehensive solutions to their particular advertising and marketing needs. For example, store openings present a challenge for retailers as they must identify new customers and persuade those customers to change their current shopping habits. For a recent store opening for a home improvement retailer, Big Flower presented a five-piece plan that combined Webcraft's and TC Advertising's products. The campaign involved two "teaser" direct mail items, followed by an individualized, highly-customized direct mail package that included a pre-approved credit card for the customer. The fourth piece was a 72-page advertising piece inserted in the local newspaper, followed later by a large, glossy advertising insert. Big Flower has the expertise to work with customers from inception of an advertising concept through layout design and press run, to targeting and distribution of the printed product, helping customers achieve their advertising goals in a cost-effective manner. The Company believes that by integrating its line of products with its digital premedia services, advertising insert capabilities, geographic and demographic insert targeting programs and highly customized direct mail and specialty products, it offers its customers certain solutions not offered by the Company's competitors.

      o Maximize Cross-Selling Opportunities. Currently, TC Advertising serves a large customer base of regional and national retailers, while Webcraft's and

            Laser Tech's customer base consists mainly of national manufacturers, advertising agencies and marketing companies. Big Flower has established incentive compensation programs to promote cross-selling of the entire Big Flower products and services lines. For example, TC Advertising has begun providing advertising insert programs to Webcraft's direct mail customers who are currently small users of this medium, while Webcraft has begun to deliver targeted direct mail advertising on behalf of TC Advertising's retail clients. TC Advertising also has begun to provide Webcraft's commercial games products to its retail customers. Laser Tech and Webcraft also have similar cross-selling opportunities since many of Laser Tech's customers use direct mail products and many of Webcraft's and TC Advertising's customers require premedia work.

      o Enhance Production Processes. The Company continues to pursue initiatives to improve and develop its production activities. For example, the Company has benefited from the coordination of its premedia activity between Laser Tech and TC Advertising. The premedia expertise Laser Tech has brought to the Company has been helpful in developing Mfacilities management agreements through which the Company has taken over responsibility for functions previously done by its customers.

      Develop National Digital Workflow Platform. The Company continues to develop its nationwide digital network capability that employs tele-communications technologies to connect TC Advertising's and Laser Tech's facilities, enabling the Company and its customers to conceive, manipulate, transmit, produce and distribute their advertising concepts seamlessly on a national scale. The platform development is based on open-standard digital communications technologies and is continuously defined by customers needs. It currently connects customers and the production centers at all Laser Tech facilities and 14 of the TC Advertising production facilities. Each TC Advertising production facility is expert in meeting the rapid output premedia requirements of highly-versioned insert advertising programs, using efficient state of the art, digital page processing systems for rapid output and production.

      Strategic Acquisitions. Big Flower continues to review opportunities to extend its businesses and markets in the advertising and marketing services industry and to build its TC Advertising, Webcraft and Laser Tech business units. Since its initial acquisitions of TC Advertising, Laser Tech and Webcraft, Big Flower has expanded its products and services through a number of strategic acquisitions that increased the span and scope of each of these industry sectors.

      o In April 1994, the Company acquired KTB Associates, Inc. ("KTB") and Retail Graphics Holding Company ("Retail Graphics"), increasing TC Advertising's capacity and broadening its customer base in the advertising insert industry sector. In October 1996, the Company completed the acquisition of PrintCo.,

            Inc. ("PrintCo"), a Michigan-based company specializing in advertising insert programs and TV listing guides. This acquisition added significant retail accounts to the Company's customer base and PrintCo's new production lines brought needed capacity to TC Advertising's central group. These additional production facilities will also enhance the Company's ability to improve turnaround time and reduce delivery costs.

      o In October 1996, the Company acquired Scanforms, Inc. ("Scanforms"), a full-service direct mail advertising company based in Bristol, Pennsylvania. With the acquisition of Scanforms, the Company expanded its customer base among leading financial service and publishing companies as well as added additional high quality laser personalization and short-run to its line of products and services. The addition of Scanforms enables the Company to offer its customers fast-turnaround products ranging from specialty applications in regional markets to longer-run direct mail for nationwide targeted, customized mailings.

      o In October 1996, the Company acquired Pacific Color Connection, Inc. ("Pacific Color"), thereby enhancing its expertise in digital premedia services as well as expanding its presence in California. In the first half of 1996, Pacific Color launched two new businesses, Innerlogic, specializing in Internet production services, and Big Color, a large format advertising products group that services the outdoor advertising industry. In addition, Pacific Color's Pacific Display division produces large format direct digital printing for banners, trade show displays and billboards up to 16.6' x 96'. Furthermore, in December 1996, the Company acquired Designer Color Systems, Ltd. ("DCS") and Digital Dimensions, Inc. ("DDI"), increasing its premedia presence in the Midwest and enhancing its on-line digital imaging services. DDI's software, which allows the Company's customers to store, browse, and retrieve data and images from a centralized database and repository, will enhance the Company's digital imaging services platform and support the imaging needs of its customers. With the addition of DCS, the Company has the capacity to design and produce interactive multimedia systems for electronic catalogs and ordering systems as well as provide Internet Web Site design and execution. Furthermore, DCS's significant retail advertising insert and catalog production expertise will enhance the Company's ability to service its retail customer base.

Organizational Structure

      The following chart sets forth the current organizational structure of Big Flower. Big Flower directly or indirectly owns 100% of all of its subsidiaries. Any reference to TC Advertising, Webcraft or Laser Tech includes their respective subsidiaries unless the context clearly dictates otherwise.

               [GRAPHIC DEPICTING BIG FLOWER PRESS HOLDINGS, INC.
                         ORGANIZATIONAL CHART OMITTED]

Industry Sectors

               ADVERTISING INSERT PROGRAMS AND NEWSPAPER PRODUCTS

      The Company produces advertising insert programs for leading retailers and produces Sunday magazines, TV listing guides and special supplements for some of the most widely circulated U.S. newspapers. For the 1996 fiscal year, the Company produced more than 22 billion advertising inserts, 1.6 billion Sunday comics, 140 million locally edited Sunday magazines and 620 million TV listing guides. The Company estimates that this represents 19%, 49%, 18% and 20%, respectively, of the total advertising inserts, Sunday comics, Sunday magazines and TV listing guides produced in the U.S. in 1996.

The Company believes it is the largest producer of advertising insert programs in the United States. TC Advertising, the Company's operating unit in this industry sector, is headquartered in Baltimore, Maryland and operates a national network of 18 production facilities.

Products and Services

      Background. The Company believes the advertising insert programs industry sector in the U.S. has grown at a faster rate in recent years than overall newspaper advertising expenditures and exceeded $8 billion in 1996. Industry research indicates that more than 75% of consumers read advertising inserts appearing in their Sunday newspaper. In addition, between 40% and 50% of adult readers use advertising inserts for making their purchasing decisions in key retail categories.

      Advertising Insert Programs. Advertising inserts are stand-alone advertisements, generally in color, and display a broad range of products sold by a single retailer or manufacturer. The primary users of advertising insert programs are general merchandisers, specialty retailers, grocery stores, home improvement centers and drug stores. Advertising inserts are placed in newspapers, mailed to consumers or distributed in stores. Advertising inserts can be produced in color on better quality paper than the reproductions that typically appear in ROP newspapers. Advertising insert programs also allow users to vary layout, artwork, design, trim size, paper types, color and formats. TC Advertising's mix of printing capabilities, which include both heatset and cold web offset presses, enables it to provide a variety of formats and designs to meet the diverse needs of its retailing customer base. TC Advertising produces advertising insert programs for leading U.S. retailers such as American Drug Stores,; Circuit City; The Home Depot; J.C. Penney; Kmart; Lowe's Companies, Inc.; Montgomery Ward; Safeway; Sears; Walgreens and Wal-Mart.

      Other Newspaper Products and Other Publications. The Company produces TV listing magazines, Sunday comics, Sunday magazines and special supplements for over 300 newspapers, including approximately two-thirds of the 50 most widely circulated newspapers in the United States.

      TC Advertising is the largest single producer of newspaper TV listing guides in the United States. As of December 31, 1996, TC Advertising produced newspaper TV listing guides for 26 newspapers including The Baltimore Sun, The Boston Globe, The Los Angeles Times, The Newark Star-Ledger, Newsday, The New York Times, The Philadelphia Inquirer and The San Francisco Examiner.

      TC Advertising is the largest producer of Sunday comics nationwide. As of December 31, 1996, TC Advertising produced Sunday comics for approximately 275 newspapers, including The Atlanta Journal, The Baltimore Sun, The Denver Post, The Los Angeles Times, The Miami Herald, The Newark Star-Ledger, The Philadelphia Inquirer, and The San Francisco Examiner.

      Premedia Services. In connection with its advertising insert programs and other newspaper publications, the Company offers a number of premedia services including creative and composition, digital photography, image management, film output, digital file transfer and facilities management.

Industry Sector Business Strategy

      The Company's business strategy for this industry sector is to maximize the effectiveness of the advertising insert medium for its customers. The result of this strategy will assist TC Advertising's customers in delivering their advertising and marketing messages on a cost efficient basis, and will drive profitability for the Company in its core business of producing advertising insert programs and newspaper publications. The cornerstone of this strategy is the continued development of an organization that focuses on assisting customers in maximizing the effectiveness of their advertising dollars. Key elements of this strategy include:

      Nationwide Versioning Capability. As the only advertising insert producer offering a national network of both heatset and cold web offset production facilities, TC Advertising is able to meet the diverse needs of its customers and achieve significant cost and distribution advantages. TC Advertising simultaneously produces major national advertising insert programs and other products in multiple locations, thereby accelerating turnaround time and reducing shipping costs to the customers' locations. Furthermore, this nationwide network allows TC Advertising's customers to use a single advertising insert producer to target specific distribution areas or distribute different versions of an insert program in different targeted parts of the United States. As the Company develops its national digital work-flow platform, TC Advertising expects to improve efficiencies for insert versioning, improve the timeliness of advertising inserts by reducing the production and distribution cycle time and improve overall competitiveness of advertising inserts on a cost and timeliness basis versus other advertising media.

      Targeted Distribution Program. TC Advertising has developed a database information system thatwhich enables advertisers to use insert programs to target messages specifically to potential customers meeting the advertisers' desired geographic, demographic and purchase pattern profiles, resulting in more cost-effective advertising.

      Measured Media Approach.. TC Advertising is marketing advertising insert programs as a specific category of measured media, like radio or television. TC Advertising believes that if insert programs are considered a specific measured media category, TC Advertising may be in a better position to compete for advertising budgets. To establish advertising insert programs as a specific measured media category, TC Advertising has developed proprietary research that positions the power of advertising inserts against other types of measured media.

      Competitive Cost Position. TC Advertising maintains stringent cost controls and has implemented programs to enhance efficiency and improve profitability in recent years. These programs have resulted in increased press speeds, reduced paper waste and improved capacity utilization. As one of the largest consumers of newsprint and ink in the United States, TC Advertising believes it is able to achieve significant purchasing economies under most market conditions.

      Production Load-Leveling. TC Advertising has implemented programs which target the newspaper, grocery and other industry groups whose production needs are weekly in frequency. Printing services for these industry groups create a more balanced, load-leveling production environment, allowing TC Advertising to improve planning and utilization of its production capacity. In addition, TC Advertising is constantly refining its pressline configurations to optimize equipment utilization, to improve operating efficiencies, and to improve service and flexibility to meet the changing needs of its customers.

Sales and Customers

      The Company's sales force in this industry sector is organized into geographic and new business groups. Its four regional geographic groups in this industry sector cover the eastern, central and western United States and with the acquisition of PrintCo, TC Advertising has added the PrintCo group, which covers the upper Midwest U.S. These sales professionals draw upon their industry expertise, knowledge of retailing and the Company's production capabilities to help customers achieve their advertising objectives on a cost-effective basis. The Company's top ten customers in this industry sector, which accounted for 39% of the Company's sales in this industry sector in 1996, were American Drug Stores; Circuit City; The Home Depot; Kmart; Lowe's Companies, Inc.; Montgomery Ward; Sears; Walgreens, Wal-Mart and Western Colorprint. No single customer represented more than 6.3% of such sales in 1996. As of December 31, 1996, the average length of the Company's relationship with such top ten customers was approximately 12 years. Consistent with industry practice, TC Advertising generally does not have long-term contracts with its customers requiring them to use its products or services. The Company does not believe that the loss of any single customer of TC Advertising would have a material adverse effect on the Company's consolidated financial condition or results of operations.

      The following table presents the sales by type of customer as a percentage of total TC Advertising sales:

                                                                   Percentage of
                                                                  TC Advertising
Customer Type                                                      Sales in 1996
                                                                  --------------

   General merchandisers                                                   23.6%
   Grocery stores                                                          15.8%
   Specialty retail and furniture                                          15.3%
   Home improvement centers                                                14.7%
   Drug stores                                                             11.2%
   Non-retail products                                                      3.6%
                                                                  --------------

Total advertising inserts                                                  84.2%

   Sunday comics                                                            6.0%
   Newspaper TV listing guides                                              5.9%
   Other newspaper products and other publications                          3.9%
                                                                  --------------

Total                                                                     100.0%
                                                                  ==============

Competition

      This industry sector is highly fragmented, and TC Advertising competes with numerous regional and local companies for the production of advertising insert programs. TC Advertising also competes for national accounts with several large producers, some of which have greater resources than the Company. TC Advertising believes that it and four other companies account for approximately 50% of the advertising insert market in the United States, with more than 140 regional and local producers accounting for the balance. In addition, TC Advertising's products compete with television, radio and other forms of print media. Although some newspapers produce their own Sunday comics, TC Advertising's one major competitor in this product line is Sullivan Graphics, a division of Sullivan Communications, Inc. TC Advertising's newspaper TV listing guides, Sunday magazine and newspaper supplement operations also face strong competition both from other printers and newspapers. TC Advertising's major competitors in these areas are R.R. Donnelley & Sons Company, Quebecor, Inc. and Sullivan Communications, Inc. Although commercial printing in the United States remains highly fragmented, recent technological developments and over-capacity in the printing industry have increased industry consolidation and competitive pressures. The principal methods of competition in these businesses are pricing, quality, timeliness of delivery and customer service. Pricing is dependent in large part upon the prices of paper and ink, which are the major components of TC Advertising's products. Pricing is also influenced by shipping costs, operating efficiencies and the ability to control costs. TC Advertising believes that the introduction of new technologies and continued excess capacity in this industry sector, combined with the cost pressures facing its customers resulting from among other things, the cost of paper and postal rates, have resulted in downward pricing pressures and increased competition in its core businesses. See "Raw Materials."

                   DIRECT MAIL AND OTHER ADVERTISING SERVICES

      The Company produces highly-customized direct mail, fragrance samplers, promotional stamps and commercial games. In addition, the Company produces non-specialty products such as enhanced envelopes and government forms. The Company's operating unit in this industry sector, Webcraft, is headquartered in Horsham, Pennsylvania and has production facilities in Bristol and Chalfont Pennsylvania, Newark and North Brunswick, New Jersey and Salisbury, Maryland.

Products and Services

Background

      The Company believes that in the individualized direct mail industry sector in which Webcraft operates, customized direct mail expenditures account for $20.8 billion per year, with approximately 33% going to the production of direct mail and the remainder to other services, including agency services, data analysis and manipulation, and creative development. The compound annual growth rate of direct mail advertising expenditures was 7.1% for the period 1991-1996. This compares to a compound annual growth rate for overall advertising spending of 6.2% for the period 1991-1996 according to the 1996 DMA/WEFA Group Study - "Economic Impact: U.S. Direct Marketing Today." The Company believes more advertisers will use personalized direct mail techniques as mailing list databases grow in both volume of information stored and sophistication.

Specialty Production

      Personalized Direct Mail. The majority of the Company's revenues in this industry sector are derived from the in-line production of personalized advertising mailings which are produced by ink-jet, laser and electropress systems, integrated with an advanced data processing capability. Personalized direct mail enables consumer goods and other marketers to communicate with their customers on an individual-by-individual basis rather than relying on the broad non-personalized mailings which typically generate lower response rates. The Company can process and manipulate databases to enable its customers to target direct mail recipients based on a combination of more than a dozen attributes, including the recipient's age, gender, address, spending habits, such as type of car owned, or whether the recipient is a pet owner. Personalized direct mail is frequently used in conjunction with larger print, radio or television promotional campaigns.

      The primary users of the Company's personalized direct mail products are consumer goods and financial services companies and non-profit institutions. Major customers include Chrysler Corp.; Dean Witter; Publishers Clearing House; Reader's Digest Association, Inc.; RJR Nabisco Holdings Corp. and U.S. Sales.

      Fragrance Samplers. Fragrance samplers are product samples, typically of perfume, which are distributed to potential purchasers of the fragrance through magazine inserts or as billing statement stuffers for major department stores. Webcraft is a leading producer of highly specialized fragrance samplers because of its ability to produce an accurate rendition of the perfume being marketed and its technological expertise in the microencapsulation of the fragrance. Webcraft recently patented technology that allows for multiple uses of a single magazine scent strip. Webcraft's customers in fragrance samplers include Calvin Klein, Inc.; Elizabeth Arden, Co. and Estee Lauder, Inc.

      Commercial Games. Commercial games are typically used to increase traffic to retail establishments by offering customers an opportunity to win various prizes. For example, fast food restaurants give customers scratch-off tickets which offer prizes ranging from a soft drink to cash. There are no significant recurring customers in this area of Webcraft's business since commercial games are used in specific promotional campaigns.

      Stamps. Webcraft's stamp products include booklets and sheets of gummed, round-hole perforated stamps. Webcraft produces stamps using special in-line grinders that create the same quality of perforation found in U.S. postage stamps. Webcraft believes that certain technologies it employs in producing stamps, such as the ability to generate letters with attached stamp sheets, give Webcraft a special advantage. Significant customers include The American Lung Association; National Wildlife Federation; Publishers Clearing House and Reader's Digest Association, Inc.

Non-Specialty Production

      Other Products and Services. A significant portion of Webcraft's non-specialty printingoduction involves the production of enhanced envelopes, which are essentially simple printed products involving the formation of an envelope such as catalog order forms, film mailers and airline ticket jackets. Webcraft also produces specialty chemicals, adhesives and coatings. The Company believes that in 1997, approximately 87% of these products will be sold to industry customers and the remainder will be used internally.

Industry Sector Business Strategy

      The Company's business strategy in this industry sector is to increase revenues and maximize profitability in its core business of direct mail products and customized advertising products. The cornerstone of this strategy is to improve the effectiveness of its customers' advertising products by developing customized formats and offering complex personalization capabilities designed to increase response rates. The key elements of this strategy include:

      Technological Expertise. Webcraft believes that the continued development of its production processes enables it to consistently provide high quality products and services at competitive prices. Webcraft's technological focus is on its in-line finishing process that combines the personalizing, folding, cutting and collecting of several multi-color pieces into a formed envelope in one step, shortening the time needed to produce complex finished products. Additionally, its unique combination of format design, multi-stage personalization and outer wrap (envelope) configurations often provides customers with superior response rates to their direct marketing programs. These same processes also enable Webcraft to provide its products more rapidly than many of its competitors. Webcraft believes that these capabilities are becoming increasingly important as lead time becomes more compressed and customers demand faster turn around times to respond to time-sensitive market opportunities. In addition, with the acquisition of Scanforms, Webcraft's ink-jet technology is now complimented by Scanforms' laser imaging process. Furthermore, the conversion of new customers from the more traditional method of laser imaging of Scanforms to Webcraft's in-line method is made easier because Webcraft will initially be able to provide services to these new customers in the laser process they are familiar with before they are converted to Webcraft's in-line method.

      New Products. Webcraft will continue to work with its customers to develop new products to meet their advertising needs. Webcraft's in-line process, coupled with advanced design and personalization capabilities, give Webcraft an advantage versus its competitors in designing effective improvements to its customers' direct mail products. In addition, with the acquisition of Scanforms, Webcraft now offers short-run direct mail capabilities.

      Enter New Markets. Webcraft will also continue to develop new customers and will work with Laser Tech and TC Advertising to target the retail industry.

      Leverage Database Expertise. Webcraft intends to use its expertise in managing database information to work with its customers to design more cost-effective campaigns.

      Cost Control and Productivity Improvements. Webcraft has developed a cost control program which focuses on minimizing waste, reducing labor-intensive processes and making its selling effort more efficient. In addition, management has implemented several programs to improve profitability, including reorganizing its management information systems and business acquisitions systems, which allow Webcraft to utilize press time more effectively. Webcraft has implemented a new order confirmation system that strengthens its relationships with its customers, by providing accurate and detailed job specifications and electronic templates for ease of customer formatting. Webcraft has also instituted a new make-ready program, resulting in significant reduction of make-ready time. This has resulted in lowering set-up costs and increasing total production capacity of the installed base of equipment. Furthermore, the recent acquisition of Scanforms strengthens Webcraft's position in the financial services market because it greatly expands capacity for magnetic ink readable code checks products.

Sales and Customers

      The Company employs 46 sales representatives in this industry sector. They are based in 14 U.S. sales offices in 11 states and the District of Columbia. While the majority of these sales are made directly to end users, the Company also sells its direct mail products and services through advertising agencies, brokers and other agents. The Company's principal customer groups include consumer goods manufacturers, mail order and catalog publishers, fragrance marketers, financial institutions, non-profit organizations and other government agencies. HoldingsThe Company's ten largest customers in this industry sector (including Calvin Klein, Inc.; Publishers Clearing House; RJR Nabisco Holdings Corp. and U.S. Sales), accounted for approximately 32% of its sales in this industry sector in 1996. On average, these customers had over a nine year relationship with the Company.

      Webcraft has a contract with the United States Postal Service to supply Express Mail labels through May 1997. This contract provides for a pass through of paper cost changes over the length of the contract through a formula provided in the contract.

      The balance of Webcraft's sales are typically covered by purchase orders from the client and signed sales confirmations from Webcraft. These documents detail the terms and conditions of sale. Prices typically vary from project to project because each job is unique with its own variables, including run quantity, dimensions of the printed piece, personalization, special materials such as scratch off, die cuts and a number of other criteria. The Company does not believe that the loss of any single customer of Webcraft would have a material adverse effect on the Company's consolidated financial condition or results of operations.

Competition

      In this industry sector, the Company competes with a number of different firms in each of its principal lines of direct mail business. The primary competitive factors in its specialty markets are quality, flexibility, service, timeliness of delivery and price. However, in certain non-specialty markets, such as the enhanced envelope and government printing markets, price is often the dominant factor. In the personalized direct mail product category, the Company's major competitors are Banta Direct Marketing Group, a division of Banta Corporation; Moore Response Marketing Services, a division of Moore Business Forms, Inc.; Communicolor, a division of Standard Register Company; and World Color Press, Inc. In the fragrance sampler line of business, the Company believes that its major competitor is

Arcade, Inc. The Company's primary competitor in commercial games products and services is Dittler Brothers, Inc. In the production of stamps, the Company's major competitors are Fleming- Potter Co., Connecticut Color, Inc. and Cyril-Scott Company. In the non-specialty category, the products produced do not have the same complexity as products produced in Webcraft's specialty printing segmentrvices. Because of this lack of complexity, there are a number of printers capable of competing with the Company in this area. Major competitors in the non-specialty market include Cyril-Scott Company and Double Envelope Corp. (Convertagraphics). Increases in printing press capacity in this segment have led to over-capacity in recent years, with resulting pricing pressures printers. Webcraft's management has responded to these pressures by lowering its cost structure for producing non-specialty products.

Sale of Lottery Business

      In December 1996, Webcraft sold the stock of Webcraft Games, Inc., its lottery production subsidiary. This sale will enable Webcraft's management to better focus on its core businesses. In addition, the sale has provided expansion capability for direct mail production at Webcraft's North Brunswick facility, a portion of which was previously used for lottery production. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Consolidated Financial Statements below.

                                PREMEDIA SERVICES

      The Company provides a full line of digital premedia services for the advertising, retail catalog and packaging industries. Services and technology include digital photography studios, leading-edge desktop publishing and client/server software and hardware, turnkey catalog and advertising insert production, electronic retouching systems, large film output, Cyrel photopolymer platemaking, and digital image management systems for high speed image retrieval. The Company's operating unit in the premedia sector, Laser Tech, is headquartered in Irving, Texas and has eleven production facilities in the U.S. and manages four facilities at client locations.


Products and Services

      Background. The Company believes that premedia products and services exceed $5.3 billion annually, with compound annual growth rates approaching 5% over the past three years. Laser Tech believes that the digital premedia sector will continue to grow with the emergence of new distribution technologies such as CD-ROM and the World Wide Web that use digitized images. Furthermore, the acceleration of digital technologies used in premedia services has necessitated greater data processing expertise and comparatively greater capital expenditure, leading many businesses to outsource their premedia requirements.

      Electronic Premedia ("EPM") Operations. EPM involves the electronic capture of black and white or full color pictures and image retouching combined with text and graphics into a page layout suitable for distribution in a print or new media format such as CD-ROM or the World Wide Web. The Company's comprehensive line of EPM services include the following:

      Digital Photography. The Company operates eight fully equipped digital photography studios capable of capturing images greater than 100 megabytes for an output print size of up to 20" x 30".

      Electronic Retouching. The Company offers its customers high-end facilities for electronic creation or retouching of visual images. The resulting digital image can be output as color transparency or offset film or distributed for Internet or CD-ROM publication.

      Digital Image Scanning. The Company scans and color corrects transparencies, photo prints or illustrations, then outputs the digital image file to a variety of media for print or electronic distribution.

      Page Assembly. The Company places digital image files into customer page layouts to form finished printable advertising materials. These same digital files can be re-formatted for output to digital media such as Internet or multi-media. The Company utilizes MacIntosh(TM) and Windows NT(TM) desktop publishing technologies as well as UNIX-based(TM) client/server technologies from Silicon Graphics, Inc.; Sun Microsystems, Inc.; Digital Equipment Corporation, Inc. and others.

      Electronic Output. The Company outputs completed digital image files to a variety of output media, including regular and oversize lithographic films, color transparency, digital printing plate, digital new media such as Internet or CD-ROM as well as direct digital color display graphics.

      Proofing. For each digital image file produced, the Company offers a variety of color proofing methods from direct digital methods in which the digital file is output to a color proof prior to final media output, to conventional analog proofs in which lithographic films are exposed onto color proofing materials. The Company operates low cost remote digital proofing facilities at many customer locations to provide the customer virtually instantaneous access to final digital files.

      Packaging. The Company offers full service specialized services to packaging customers in image capture, art production, page assembly, proofing and photopolymer platemaking tailored for both lithographic and flexographic packaging products. Packaging products require different skill sets and capabilities than advertising materials due to the varied manufacturing technologies peculiar to consumer packaging reproduction.

      Facilities Management. Laser Tech's Facilities Management division specializes in providing on-site digital premedia services to agencies, corporate advertisers or printers. Services may include only one or all of Laser Tech's service offerings. Facilities Management sites typically involve long-term contracts and minimum annual revenue commitments.

      Digital Asset Management. The digital files that produce printed advertising materials or digital new media materials must be organized, stored and made available for re-use. The "file rooms" of yesterday are giving way to electronic digital asset libraries for storage, retrieval and reuse of digital files. Laser Tech has developed MAXCESS(TM) (Media Access) application software to provide a turnkey technology solution to advertisers who desire to manage their digital assets for re-use or re-sale to third parties. Laser Tech's Image Technology Group is developing additional enhancements to MAXCESS(TM) to add advertising production capabilities to the original storage and retrieval platform. The acquisition of DDI brought Vision Bank to the Laser Tech asset management offering. Vision Bank is a low entry cost, scaleable enterprise software solution for digital asset management.

Industry Sector Business Strategy

      The Company's objective in this industry sector is to become the leading provider of outsourced, digital premedia and content management services to retailers, advertising agencies, and consumer product companies. Key elements of this strategy include:

      Develop Digital Image Management Networks. Laser Tech continues to develop systems to provide its customers with greater access to and control over their advertising images. Accordingly, it has formed the Image Technology Group to develop an interactive image management system which links advertisers and graphic designers with a database of images. The database enables them to avoid re-creation costs and streamline production flows by creating, storing, retrieving, and editing their advertisements through on-line connections from their offices. Laser Tech continues to work with TC Advertising to integrate its digital premedia communications network with TC Advertising's production facilities.

      Enter New Media Markets. Laser Tech is leveraging its electronic premedia services into the emerging technology markets of electronic distribution of information via the World Wide Web, CD ROM and other electronic delivery methods. Laser Tech's traditional customer base is actively seeking to exploit these emerging media distribution channels. Laser Tech believes that these new distribution methods, combined with an increasing need for digital archiving and retrieval of digital images, present significant growth opportunities for Laser Tech.

      Expand Outsourcing Facilities. Laser Tech maintains multiple facilities in major markets across the country as well as "outsourced services" sites on customers' premises and at various TC Advertising production sites. Electronic imaging hubs are being developed to service Laser Tech's regional and national customer base. These hubs will provide first-line and overflow imaging manufacturing support for regional and national sales efforts.

      Leverage Existing Markets. In conjunction with TC Advertising, Laser Tech is focusing on providing services to the substantial retail customer base of TC Advertising, including electronic premedia services, image storage and retrieval services, and customized application software for increased production efficiency for both print and new media distribution channels. Furthermore, the acquisition of DCS enhanced Laser Tech's ability to service its retail customer base with DCS's significant retail advertising insert and catalog production expertise.

Sales and Customers

      The Company's premedia sales force is organized into four market categories with 55 sales representatives in 13 offices. The Company's principal customer groups in the premedia sector include magazine, retail catalog and advertising insert producers, consumer product packaging manufacturers, advertising agencies, and consumer goods manufacturers and retailers. The largest of these customers include DDB Needham Worldwide; Kmart; Office Depot; RJR Nabisco Holdings Corp.; Tyson Foods, Inc. and Wal-Mart. The Company does not believe that the loss of any single customer of Laser Tech would have a material adverse effect on the Company's consolidated financial condition or results of operations.

Competition

      The premedia industry sector is highly fragmented and undergoing a period of consolidation. The Company's major competitors in this sector are Applied Graphics Technologies, Inc., Wace USA and Schawk, Inc. The major competitive factors in the premedia business are price, quality of finished products, distribution capabilities, ongoing customer service and availability of time on equipment which is appropriate in size and function for a given project. The consolidation of customers within certain of the Company's premedia businesses provides both greater competitive pricing pressures and opportunities for increased volume solicitation.

                         ADDITIONAL COMPANY INFORMATION

Raw Materials

      In 1996, Big Flower spent approximately $610 million on raw materials. The primary raw materials required in the Company's printing operation are paper, ink, plates and adhesives and in its premedia operations are film, chemicals, computer supplies and proofing materials. The Company believes that there are adequate sources of supply for its primary raw materials and that its relationships with its suppliers yield improved quality, pricing and overall service to its customers. Although there can be no assurance that the Company's sources of supply for its paper will be adequate in all circumstances, in the event that such sources are not adequate, the Company believes that alternative sources can be developed in a timely manner.

      The Company's results of operations depend to a large extent on the cost of paper and the ability of the Company to pass along to its customers any increases in these costs and remain competitive when there are decreases. In recent years, the Company has substantially reduced the number of its suppliers of paper and has formed stronger commercial relationships with such suppliers, resulting in its ability to negotiate favorable price discounts and achieve more assured sourcing of high quality paper that meets the Company's specifications.

      In connection with its acquisition by Big Flower, TC Advertising entered into a long-term ink supply agreement with a single supplier, effective July 31, 1993, pursuant to which it is obligated to purchase from such supplier a substantial portion of its annual requirements for ink. The terms of this agreement are confidential.

      Webcraft also has an ink supply agreement with a supplier pursuant to which Webcraft is obligated until August 1998 to purchase from such supplier not less than 80% of Webcraft's annual requirements for ink for heatset and flexographic inks at all plants operated by Webcraft. Price is determined on a price per pound basis that is subject to adjustments based on competitive pricing. In addition, Webcraft enjoys an incentive program based on annual purchase levels.

      The Company internally produces most of the adhesives needed for its printing operations, through its adhesives and coatings subsidiary, Webcraft Chemicals, Inc. ("Webcraft Chemicals"), but believes that there are other ready sources for these products. This subsidiary also supplies a variety of specialty chemicals for unusual format applications. Webcraft Chemicals is currently working with other Big Flower companies to increase sales of adhesives, coatings and other specialty chemicals to these potential customers.

Trade Names, Trademarks and Patents

      The Company owns certain trade names, trademarks and patents used in its business. The loss of any such trade name, trademark or patent would not have a material adverse effect on the Company's consolidated financial condition or results of operations.

Seasonality

      The advertising insert sector of the Company is seasonal in nature, with activity increasing prior to the following advertising periods: Easter (March 15-April 15); Memorial Day (April 15-May 15); Back to School (July 15-August
15); and Thanksgiving/Christmas (October 1-December 15). On a monthly basis, the Company's sales in this area are generally highest in April, May, October and November. The remainder of the Company's products and services are not seasonal in nature. Based on its historical experience, the Company expects its operating results to be highest in the quarter ended December 31 and weakest in the quarter ended March 31.

Governmental Regulations

      The Company's business is subject to a variety of federal, state and local laws, rules and regulations. The Company's production facilities are governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act ("OSHA") and the regulations promulgated thereunder. Except as described herein, the Company is not aware of any pending legislation that in its view is likely to affect significantly the operations of the Company's business. The Company believes that the operations of its subsidiaries comply substantially with all applicable governmental rules and regulations.

Environmental Matters

      Certain of the Company's operations are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, in certain cases without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of such hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. The Company cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. The Company therefore cannot predict the amount of future expenditures which may be required in order to comply with any environmental laws or regulations or to satisfy any such claims. Based on currently available information, the Company believes that its operations comply substantially with all applicable environmental laws and regulations.

      The Company's acquisition of Webcraft resulted in certain obligations under the New Jersey Industrial Site Recovery Act, formerly known as the Environmental Cleanup Responsibility Act (together, "ISRA"), which is triggered by the transfer of industrial property. For the four New Jersey sites, the New Jersey Department of Environmental Protection ("NJDEP") approved the transfer of Webcraft's facilities without requiring any further investigatory or cleanup work under ISRA. At two sites, Webcraft and the NJDEP agreed that Webcraft would continue to maintain financial guarantees that were previously established pursuant to ISRA (in the amounts of $30,000 and $1,000,000), continue site investigations that were already underway, and institute remediation measures as appropriate, based on its investigations. At the third site, Webcraft established a nominal financial guarantee which the Company believes will be sufficient to cover the costs of investigating and remediating contamination discovered there. At the fourth site, no financial guarantee was required by the NJDEP, which has subsequently issued a letter confirming that the ISRA matter is complete. The Company has obtained an indemnification from the selling shareholders of Webcraft for certain costs resulting from pre-existing conditions pertaining to Webcraft, including but not limited to environmental matters. This indemnification is subject to certain limitations, including threshold requirements and a maximum liability cap of $4.8 million. With respect to Webcraft's ISRA obligations, the Company believes, based on the indemnification agreement, as well as potential contribution from a third party for contamination at one such site, and existing cost estimates for all such sites, that its liability for such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, there can be no assurance that such matters will not ultimately have such an effect.

      TC Advertising and Webcraft have been identified as potentially responsible parties ("PRPs") for the cleanup of contamination resulting from disposals of hazardous waste pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund") and analogous state laws. Courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for response costs at a cleanup site if the harm at the site is indivisible. This generally means that each responsible party could be held liable for the entire costs of the necessary response actions at a Superfund site. As a practical matter, however, at sites where there are multiple PRPs for a cleanup, the costs of cleanup typically are allocated, according to a volumetric or other standard, among the parties. CERCLA also provides that responsible parties generally may seek contribution for the costs of cleaning up a site from other responsible parties. Thus, if one party is required to clean up an entire site, that party can seek reimbursement or recovery of such costs from other responsible parties.

      TC Advertising has been identified as a PRP at two sites pursuant to CERCLA, and one additional site pursuant to analogous state environmental laws and regulations, to which sites TC Advertising, among others, sent waste in the past. TC Advertising believes that, with respect to one site, its liability will not be material, and the Company has established a nominal reserve to cover any such liability. With respect to the other two sites, TC Advertising believes that it is, or may be responsible for a very minor portion, if any, of the total cleanup costs at each such site. As a result, based on a review of the data available to the Company regarding each such site, including the number and viability of other PRPs, the minor volumes of waste which TC Advertising is alleged to have contributed, the range of likely cleanup costs, and a comparison of TC Advertising's alleged liability at each such site to settlements previously reached by TC Advertising in similar cases, the Company believes that such matters will not result in liabilities or expenditures that will have a material adverse effect on the Company's consolidated financial position or results of operations. Nonetheless, because neither the final total cleanup costs at each of the remaining sites have been ascertained nor TC Advertising's final proportionate share determined, there can be no assurance that such matters, or any similar liabilities that arise in the future, will not ultimately have such an effect.

      Webcraft has been identified as a PRP at two sites pursuant to CERCLA and/or analogous state law, to which site Webcraft, among others, sent waste in the past. Based on the minor volumes of waste which Webcraft is alleged to have contributed, the range of likely cleanup costs, and the indemnification agreement between the Company and the selling shareholders of Webcraft, the Company believes that this matter will not result in liabilities or expenditures that will have a material adverse effect on the Company's consolidated financial position or results of operations. However, because neither the final total cleanup costs at these sites have been ascertained nor Webcraft's final proportionate share determined, there can be no assurance that such matters, or any similar liabilities that arise in the future, will not ultimately have such an effect.

      In addition, in 1990, the United States Environmental Protection Agency ("EPA") identified Webcraft, among others, as a PRP pursuant to CERCLA for regional groundwater contamination in the vicinity of Webcraft's Chalfont, Pennsylvania facility. Webcraft responded to the EPA notice disclaiming any responsibility for such contamination. As of the present time, Webcraft has heard nothing further from EPA regarding this matter. Based on an indemnification agreement with the prior site owner, as well as the indemnification agreement with the selling shareholders of Webcraft, the Company believes that its liability, if any, at this site will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, because the nature of the claim has not been ascertained, there can be no assurance that such matter will not ultimately have such an effect.

Employees

      As of March 1, 1997, the Company had approximately 6,410 employees, of which approximately 1,413 were salaried and 4,997 were hourly. Most of Webcraft's hourly employees at its North Brunswick and Newark, New Jersey facilities are represented by the United Paper Workers International Union, AFL-CIO. Webcraft entered into a new three-year contract with this union on February 1, 1995. Under this agreement, represented employees will receive an hourly base rate increase of 3% in 1997. The Company believes it has satisfactory employee and labor relations.

Item 2. Properties

      The Company maintains a large number of diverse properties. Management believes that these properties, taken as a whole, are generally well maintained and are adequate for current and foreseeable business needs. The majority of these properties are leased. Substantially all of the Company's materially important physical properties are being fully utilized. The Company's properties are covered by all-risk and liability insurance which the Company believes is customary for the industry.

Executive Offices

      Big Flower, TC Advertising, Webcraft and Laser Tech each lease their executive offices in New York City, New York; Baltimore, Maryland; Horsham, Pennsylvania and Irving, Texas, respectively. The lease terms for Big Flower's, Webcraft's and Laser Tech's facilities expire in November 2006, February 1998 and September 1999, respectively. TC Advertising occupies its executive offices pursuant to two leases that expire in December 2000 and December 2005, respectively.

Production Facilities

      As of March 1, 1997, the Company owned 11 and leased 23 production facilities, with lease terms expiring from September 30, 1997 to May 30, 2006, as set forth below:

                                 Approximate              Land Title; If Leased,
TC Advertising Locations        Square Footage            Lease Term Expiration
------------------------        --------------            ---------------------
Atlanta, GA(1)                     100,057                Fee Ownership
Charlotte, NC                      105,400                December 31, 2002
City of Industry, CA               103,000                September 30, 2001
Columbus, OH                       141,185                December 31, 2004
Dallas, TX                          90,000                September 30, 1997
East Longmeadow, MA                159,241                February 3, 2006
Elk Grove Village, IL               80,665                August 31, 2002
Greenville, MI                     130,000                Fee Ownership
Lenexa, KS                          90,000                Fee Ownership
Manassas, VA                       108,120                February 28, 2003
Niles, MI                           90,000                Fee Ownership
Pomona, CA                         144,542                May 31, 2006
Portland, OR                       125,250                October 31, 2002
Sacramento, CA                      57,483                Fee Ownership
Saugerties, NY(1)                  209,000                Fee Ownership
Salt Lake City, UT                  55,000                October 31, 1997
San Antonio, TX                     67,900                Fee Ownership
Tampa, FL                           72,418                October 31, 1999

Webcraft Locations
Bristol, PA                        132,000                Fee Ownership
Chalfont, PA                       320,000                Fee Ownership
Newark, NJ                          23,000                Fee Ownership
Newark, NJ                          22,692                June 30, 1998
North Brunswick, NJ                296,000                Fee Ownership
Salisbury, MD                       66,000                July 7, 1999

Laser Tech Locations
Atlanta, GA                        15,588                 February, 2001
Carlsbad, CA                        8,500                 December 1, 1998
Dallas, TX                         15,000                 September 30, 1997
Delray Beach, FL                    2,500                 February 28, 1998
Irvine, CA                         13,000                 October 9, 1998
Irving, TX                         62,687                 September 1, 1999
Mobile, AL                          4,200                 June 30, 2000
Salt Lake City, UT(2)                 840                        --
San Antonio, TX                     7,927                 October 31, 1997
San Francisco, CA                   5,260                 May 31, 2000
St. Louis, MO(1)                   38,000                 May 30, 2006

----------
(1) Comprised of two adjacent facilities.
(2) Located within TC Advertising's Salt Lake City facility.

Sales Offices and Other Facilities

      As of March 1, 1997, the Company had 41 sales offices and five other facilities in the cities listed below. The locations designated with an asterisk are sales offices located in production facilities. All of the sales offices and other facilities listed below are leased, with lease terms expiring fromMarch 31, 1997 to June 30, 2006, with the exception of the offices in Lenexa, Kansas, which are owned.

TC Advertising Locations
------------------------
Atlanta, GA                    Greenville, MI*            Sewickley, PA
Charlotte, NC*                 Industry, CA(2)            Salt Lake City, UT
Columbus, OH(2)                Lenexa, KS*                San Antonio, TX(2)
Dallas, TX*                    Norwell, MA                Saugerties, NY*
Dayton, OH                     North Kansas City, MO(2)   Seattle, WA
Elk Grove Village, IL*         Portland, OR               Tampa, FL*(3)
Glendora, CA(1),(4)            Sacramento, CA             Wilmington, DE

Webcraft Locations
------------------
Atlanta, GA                    Detroit, MI                Minneapolis, MN
Chicago, IL                    Greensboro, NC             New York, NY
Columbus, OH                   Horsham, PA*               North Brunswick, NJ*
Dallas, TX                     Los Angeles, CA            San Francisco, CA
                                                          Washington, D.C.

Laser Tech Locations
--------------------
Atlanta, GA*                   Delray Beach, FL*          Rosemont (Chicago), IL
Carlsbad, CA*                  Glendora, CA               Salt Lake City, UT*
Cincinnati, OH                 Irvine, CA*                San Antonio, TX*
Dallas, TX*                    Irving, TX*                San Francisco, CA*
                                                          St. Louis, MO(4)*

----------
(1) Engineering support services and sales office.
(2) Warehouse.
(3) Additional warehouse facility.
(4) Comprised of two facilities.

Item 3. Legal Proceedings

      Certain claims, suits and complaints which arise in the ordinary course of the Company's business have been filed or are pending against the Company. The Company believes that all such matters either are adequately reserved for, are covered by insurance, or would not have a material adverse effect on the Company's consolidated financial condition or results of operations, if adversely determined against the Company.

Item 4. Submission of Matters to Vote of Security Holders

      On November 7, 1996, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, Robert M. Kimmitt, Newton N. Minow and Edward M. Yorke were elected to serve as Directors of the Company, each for a term of three years. The following individuals continue to serve on the Company's Board of
Directors: R. Theodore Ammon, Leon D. Black, Peter G. Diamandis, Joan D. Manley and Edward T. Reilly. At the Annual Meeting, the stockholders also approved the appointment of Deloitte & Touche LLP as the Company's independent certified public accountants.

The voting on the above matters is set forth below:

Election of Directors

Nominee                   Votes For                           Votes Withheld
-------                   ---------                           --------------
Robert M. Kimmitt         13,709,469                          167,050
Newton N. Minow           13,709,469                          167,050
Edward M. Yorke           13,709,469                          167,050

Proposal 2 - Ratification of the Appointment of Deloitte & Touche LLP: There were 13,852,774 votes for, 2,020 against and 21,725 abstentions.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters


Market Information for Common Stock

      The Common Stock is traded on the New York Stock Exchange, Inc. under the symbol "BGF". Each share of Common Stock is traded together with a right entitling the holder to purchase one one-hundredth of a share of Series A Junior Preferred Stock. There is no established public trading market for the Class B Common Stock.

      The Common Stock first traded on the New York Stock Exchange on November 22, 1995. Prior to November 22, 1995, there was no established trading market for the Common Stock. Set forth below are the high and low sales prices for the Common Stock for the period indicated, as reported in the consolidated transaction reporting system.

      Sales Price
      -----------

                                                    High       Low
                                                    ----       ---

      Fiscal 1996

      First Quarter ended March 31 ............   $19-1/8    $10-7/8
      Second Quarter ended June 30 ............    14-5/8     11-7/8
      Third Quarter ended September 30 ........    14         12-1/2
      Fourth Quarter ended December 31 ........    18-3/4     12-1/4

      Transition Period 1995

      November 22, 1995 to December 31, 1995 ..   $15-3/4    $    15

Holders

      As of March 14, 1997, there were approximately 226 holders of record of the Common Stock and one holder of record of the Class B Common Stock.

Dividends

      Big Flower has not paid cash dividends on its Common Stock and intends to continue this policy for the foreseeable future and retain earnings for repayment of indebtedness and investment in its business.

      Because Big Flower is a holding company, holders of its debt and equity securities, including holders of the Common Stock, are dependent primarily upon the cash flow from Big Flower's subsidiaries for payment of principal, interest and dividends. Potential dividends and other advances and transfers from Big Flower's subsidiaries represent its most significant sources of cash flow. Applicable state laws and the provisions of the debt instruments by which Big Flower's principal subsidiaries are bound limit the ability of such companies to declare dividends or otherwise provide funds to Big Flower. On November 28, 1995 Big Flower entered into a revolving credit facility (as amended to date, the "Credit Agreement"). The Credit Agreement restricts the ability of TC Advertising, Webcraft and Laser Tech to pay dividends to the Company and the Company's ability to pay dividends to its stockholders, but allows cash dividends to the Company for operating expenses in the ordinary course of business up to an initial amount of $10.0 million for Fiscal 1996, increasing by 10% for each year thereafter. Additionally, the Credit Agreement permits dividends from Big Flower's subsidiaries (a) to enable the Company to pay interest on its 10 3/4% Senior Subordinated Notes due 2003 (the "10 3/4% Notes") (or refinancings thereof), to pay dividends on certain issuances of preferred stock and to undertake certain debt buybacks and (b) up to 25% of cumulative consolidated net income from March 19, 1996.

      In addition, the indenture governing the 10 3/4% Notes imposes certain restrictions on Big Flower's ability to pay dividends on its Common Stock.

      For additional information regarding these debt instruments see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Notes 3 and 9 to the Consolidated Financial Statements.

Item 6. Selected Financial Data

      The following table sets forth selected financial data of predecessor TC Advertising prior to its acquisition by Big Flower ("Predecessor TC Advertising") and of Big Flower and its subsidiaries (including TC Advertising) following Big Flower's acquisition of TC Advertising. The selected financial data as of and for each of the two fiscal years in the periods ended June 30, 1993 and for the 42 days ended August 11, 1993 were derived from the audited consolidated financial statements of Predecessor TC Advertising. The selected financial data of Big Flower as of and for the 323 day period ended June 30, 1994, the fiscal year ended June 30, 1995, the six months ended December 31, 1995 and the year ended December 31, 1996 were derived from the audited financial statements of Big Flower, restated for the merger with Scanforms. For additional information, see the consolidated financial statements of Predecessor TC Advertising and Big Flower and the notes thereto. The selected historical financial data should also be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                             Selected Financial Data
                                 (in thousands)

                                                     Predecessor TC Advertising                     Big Flower
                                                  -------------------------------    ----------------------------------------------
                                                                          42 Days                          Six Months     Year
                                                                           Ended     323 Days     Year        Ended       Ended
                                                    Year Ended June 30,    August     Ended      Ended      December     December
                                                  ----------------------     11,     June 30,   June 30,       31,         31,
                                                      1992        1993      1993       1994       1995         1995       1996
                                                  ---------    ---------  --------   ---------  ---------   ---------  -----------
     Operating Data:
     Net sales                                    $ 536,113    $ 555,013  $ 59,584   $ 587,630  $ 920,149   $ 546,840  $ 1,201,860
     Operating income                                23,475       22,436       665      25,488     50,712      39,739       69,343
     Interest expense (a)                             9,249        6,792       578      19,735     37,452      19,076       36,165
     Income (loss) before income taxes                7,696       10,204      (228)       (549)     5,268      12,694        4,998
     Income (loss) before extraordinary item          4,196        4,685      (139)     (3,277)    (1,612)      6,491       (3,285)

     Extraordinary item, Net                           --           --        --          --         --       (19,248)      (2,078)

     Net income (loss)                                4,196        4,685      (139)     (3,277)    (1,612)    (12,757)      (5,363)
     Average shares outstanding                                                         11,294     12,458      13,919       18,315

     Other Data:
     EBITDA (b)                                      37,115       34,560     1,901      54,238     93,699      58,372      122,588
     Capital Expenditures                             7,354        6,967     1,280       6,133      8,496      16,812       55,391
     Cash flows provided by  (used in) operating
       activities (c)                                19,017       21,823    (6,363)     31,514     47,597      27,881      135,936
     Cash flows provided by (used in) investing
       activities (c)                                (2,183)      10,708    (1,280)   (270,223)    (7,013)    (19,050)    (170,849)
     Cash flows provided by (used in) financing
       activities (c)                               (16,336)     (31,453)    6,209     241,975    (39,789)     (4,326)      29,941

     Balance Sheet Data (at period end):
     Working Capital                              $   4,567    ($  3,597)     --     $  25,198  $  34,173   $  29,797  ($30,821) (d)
     Net property, plant and equipment               84,238       62,850      --       152,306    137,081     145,323      296,426
     Total assets                                   185,710      160,356      --       521,461    502,939     573,393      749,742
     Long-term debt, net of current portion          73,183       34,485      --       331,940    301,935     274,161      430,766
     Redeemable preferred stock of a subsidiary        --           --        --        16,913     19,357        --           --
     Common stockholders' equity                     27,595       32,663      --        19,449     16,593      84,476       96,350

(a) Interest expense excludes amortization of deferred financing fees of Predecessor TC Advertising of $0.3 million, $2.4 million, and $0.1 million for the twelve months ended June 30, 1992, the twelve months ended June 30 1993 and for the 42 day period ended August 11, 1993, respectively, and of Big Flower of $1.9 million, $3.4 million, $1.6 million and $1.8 million for the 323-day period ended June 30, 1994, the fiscal year ended June 30, 1995, the six months ended December 31, 1995 and the year ended December 31, 1996, respectively.

(b) "EBITDA" represents the sum of operating income, depreciation, amortization of intangibles and merger costs. EBITDA is presented here to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements and should not be construed as a better indicator of operating performance than income from operations as determined in accordance with generally accepted accounting principles ("GAAP"), or a better indicator of liquidity than cash flow from operating activities as determined in accordance with GAAP.

(c) Cash flows from operating, investing and financing activities are significantly affected by the acquisition of TC Advertising, KTB, Retail Graphics, Webcraft and the other acquisitions which occurred in 1996. See the consolidated statements of cash flows of Big Flower and the notes thereto included elsewhere herein and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(d) Working Capital for the year ended December 31, 1996 is affected by the A/R Securitization (hereinafter defined). See discussion in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations-Liquidity and Capital Resources."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The discussion below relates to the consolidated financial condition and results of operations of Big Flower, restated for the October 4, 1996 merger with Scanforms, for the year ended December 31, 1996 , the six months ended December 31, 1995, the fiscal year ended June 30, 1995 and the 323 days ended June 30, 1994. All periods below have been restated for the merger with Scanforms.

                                                                  OPERATING DATA (In Thousands)

                                         323 Days
                                          Ended         Year Ended    6 Months Ended  6 Months Ended     Year Ended      Year Ended
                                         June 30,        June 30,      December 31,    December 31,     December 31,    December 31,
                                           1994            1995            1994            1995            1995            1996
                                        ---------       ---------       ---------       ---------       -----------     -----------
Net sales                               $ 587,630       $ 920,149       $ 468,943       $ 546,840       $   998,046     $ 1,201,860
Operating expenses:
     Costs of production                  497,570         775,033         396,893         459,788           837,928         971,789
     Selling, general and
         administrative                    35,822          51,417          23,481          28,680            56,616         107,483
     Depreciation                          12,937          20,869          10,576          10,533            20,826          34,756
     Amortization of intangibles           15,813          22,118          11,125           8,100            19,093          17,003
     Merger costs                                                                                                             1,486
                                        ---------       ---------       ---------       ---------       -----------     -----------
                                          562,142         869,437         442,075         507,101           934,463       1,132,517
                                        ---------       ---------       ---------       ---------       -----------     -----------
Operating income                           25,488          50,712          26,868          39,739            63,583          69,343
                                        ---------       ---------       ---------       ---------       -----------     -----------
Other expenses (income):
Interest expense                           21,671          40,889          20,013          20,670            41,542          37,967
Interest income                               (53)           (279)            (43)           (442)             (678)           (712)
Loss on sale of Webcraft Games, Inc.                                                                                         14,277
Other, net                                  2,506           2,390             345           5,749             7,795          12,813
Preferred dividends of a
  subsidiary                                1,913           2,444           1,166           1,068             2,346
                                        ---------       ---------       ---------       ---------       -----------     -----------
                                           26,037          45,444          21,481          27,045            51,005          64,345
                                        ---------       ---------       ---------       ---------       -----------     -----------
Income (loss) before
  income taxes                               (549)          5,268           5,387          12,694            12,578           4,998
Income tax expense                          2,728           6,880           3,333           6,203             9,750           8,283
                                        ---------       ---------       ---------       ---------       -----------     -----------
Income  (loss) before
  extraordinary item                       (3,277)         (1,612)          2,054           6,491             2,828          (3,285)
Extraordinary item, net                                                                   (19,248)          (19,248)         (2,078)
                                        ---------       ---------       ---------       ---------       -----------     -----------
Net income (loss)                       ($  3,277)      ($  1,612)      $   2,054       ($ 12,757)      ($   16,420)    ($    5,363)
                                        =========       =========       =========       =========       ===========     ===========

General

      The cost of paper is a principal factor in the Company's pricing to certain customers and consequently the cost of paper significantly affects net sales. The Company is generally able to pass increases in the cost of paper to its customers, while declines in paper costs result in lower prices to customers. Volatility in paper costs results in a corresponding volatility in the Company's net sales, but generally does not affect volume or profits to any significant extent.

      Capacity in the paper industry has remained relatively stable in recent years, increases or decreases in demand for paper have led to corresponding pricing changes and, in periods of high demand, to limitations on the availability of certain grades of paper, including grades utilized by the Company. The Company believes that its strong relationships with major North American paper suppliers should enable the Company to satisfy its paper requirements on competitive terms even in periods of high demand.

      During the soft retail advertising environment experienced during the first three months of 1996, the Company experienced weaknesses in volumes and, in some instances, prices. Although the retail advertising environment has improved since the first quarter, the Company experienced the residual effects of a soft retail advertising environment throughout the remainder of the year.

      The Company's results of operations for the periods presented have been significantly impacted by the amortization of intangible assets which arose as a result of acquisitions. See Note 2 to the Consolidated Financial Statements.

Results of Operations

Comparison of the year ended December 31, 1996 with the year ended December 31, 1995

      Net sales increased 20.4% or $203.8 million. The addition of the operations of Laser Tech, Webcraft and their acquisitions for the year ended December 31, 1996 generated an increase of approximately $302.5 million. This increase was offset by a net decrease in TC Advertising's net sales after the effect of the fourth quarter 1996 acquisition of PrintCo which generated approximately $28.2 million in sales. Due to a soft retail advertising environment, TC Advertising's volume was slightly below the prior year. In addition, paper costs, which significantly affect net sales, were 42.2% of the Company's net sales for the year ended December 31, 1996 compared to 49.8% of the Company's net sales for the year ended December 31, 1995. The decrease in paper costs as a percent of sales is attributable to lower paper prices and acquisitions where paper is less of a component of costs.

      Operating income increased to $69.3 million in the year ended December 31, 1996 from $63.6 million in the year ended December 31, 1995, an increase of $5.8 million or 9.1%. Costs of production as a percent of sales decreased from 84.0% to 80.9%, principally attributable to the inclusion in 1996 of the operations of Laser Tech, Webcraft and their acquisitions. In addition, the cost of paper had an effect on cost of production as a percent of sales for TC Advertising. Selling, general and administrative costs increased approximately $50.9 million to $107.5 million for the year ended December 31, 1996 compared to $56.6 million for the year ended December 31, 1995. The addition of Laser Tech, Webcraft and their acquisitions increased selling, general and administrative costs by $53.5 million. Amortization of intangibles decreased by $2.1 million from $19.1 million for the year ended December 31, 1995 to $17.0 million for the year ended December 31, 1996. Certain intangibles related to the acquisition of KTB and Retail Graphics became fully amortized during the year ended
December 31, 1995 offset by the amortization of the goodwill associated with the 1996 acquisitions. Costs of $1.5 million incurred in connection with the merger with Scanforms also affected operating income in the year ended
December 31, 1996.

      Net interest expense for the year ended December 31, 1996 was $37.3 million compared to $40.9 million for the year ended December 31, 1995. Amortization of deferred financing costs decreased $1.5 million from $3.3 million for the year ended December 31, 1995 to $1.8 million for the year ended December 31, 1996. In connection with the initial public offering of Big Flower (the "Offering") in November of 1995, the Company repurchased the remainder of its 13 1/2% senior discount notes due 2004 (the "13 1/2 Notes"), 11% debentures due 2005 ("11% Debentures") and a portion of the 10 3/4% Notes. Additional borrowings in 1996 under the Company's revolving credit facility have been at lower interest rates.

      Other, net increased $5.0 million from $7.8 million for the year ended December 31, 1995 to $12.8 million for the year ended December 31, 1996. The increase principally reflects $5.2 million in non-recurring charges related to the acquisition of Webcraft in March of 1996.

      During the fourth quarter of 1996, the Company recorded a $14.3 million loss on the disposition of its lottery production division, Webcraft Games, Inc. Management believes that the disposition will enable the Company to focus on Webcraft's growth-oriented products such as customized direct mail.

      The extraordinary item, net of tax, of $2.1 million was due to early extinguishment of debt subsequent to the acquisitions of Webcraft and PrintCo.

      The effective income tax rate for the year ended December 31, 1996 and 1995 exceeded the federal statutory tax rate due primarily to amortization of goodwill (which is not deductible for income tax purposes), preferred dividends of a subsidiary, state income taxes and, in 1996, the loss on the sale of Webcraft Games, Inc.

      Net income for the year ended December 31, 1996, adjusted for non-recurring charges of (i) approximately $2.7 million of compensation expenses related to the acquisition of DCS and DDI, (ii) $1.5 million of merger expenses associated with acquisition of Scanforms, (iii) a $14.3 million loss related to the sale of Webcraft Games, Inc., (iv) $5.2 million of financing costs related to the acquisition of Webcraft, and (v) a $2.1 million loss on debt extinquishment subsequent to the acquisitions of Webcraft and Printco, would have been $14.4 million, or $0.78 cents per share.

Comparison of the six months ended December 31, 1995 with the six months ended December 31, 1994

      Net sales increased to $546.8 million for the six months ended December 31, 1995 from $468.9 million for the six months ended December 31, 1994, an increase of $77.9 million or 16.6%. Volume increased approximately 1%. Paper costs, which significantly affect net sales, were 51.9% of net sales for the six months ended December 31, 1995, compared to 45.3% of net sales for the six months ended December 31, 1994.

      Operating income for the six months ended December 31, 1995 increased to $39.7 million compared to $26.9 million for the six months ended December 31, 1994, an increase of $12.9 million or 47.9%. Despite higher paper costs, costs of production as a percent of net sales decreased to 84.1% for the six months ended December 31, 1995 from 84.6% for the six months ended December 31, 1994. Variable costs (excluding paper and ink costs) were 6% lower for the six months ended December 31, 1995 compared to the prior comparable period. These reduced variable costs were the result of higher volume, efficiency improvements and cost controls. The increase in operating income for the six months ended December 31, 1995 was also favorably impacted by the addition of Laser Tech in late November and improved operating performance at the facilities acquired with KTB and Retail Graphics in April 1994. Amortization of intangibles for the six months ended December 31, 1995 was $8.1 million compared to $11.1 million for the six months ended December 31, 1994. Amortization of certain intangible assets associated with the acquisitions of TC Advertising, KTB and Retail Graphics was $3.4 million lower in the six months ended December 31, 1995 compared to the prior comparable period as several of these assets became fully amortized. Offsetting the lower amortization of intangible assets in the six months ended December 31, 1995 was an increase in the provision for doubtful accounts of $1.6 million reflecting the higher volume and conditions in certain sectors of the retail market and $2.7 million due to higher personnel and related costs and the addition of Laser Tech operations since late November 1995.

      Net interest expense for the six months ended December 31, 1995 was $20.2 million compared to $20.0 million for the six months ended December 31, 1994. Amortization of deferred financing costs were $1.6 million for the six months ended December 31, 1995 and $1.7 million for the six months ended December 31, 1994. Interest expense for the six months ended December 31, 1995 included $12.9 million in net interest on the 10 3/4% Notes and the 13 1/2% Notes, and $6.0 million in net interest on other debt, primarily under the Credit Agreement entered into by TC Advertising in April 1994 (the "1994 Credit Agreement").

      Other, net for the six months ended December 31, 1995 was $5.7 million compared to $0.3 million for the six months ended December 31, 1994. The other , net, for the six months ended December 31, 1995 included $1.6 million for the consolidation of two operating locations, and $3.7 million to complete the relocation of TC Advertising's corporate office to Baltimore, Maryland from Glendora, California.

      The extraordinary item, net of tax, of $19.2 million was due to early extinguishment of debt as discussed in "Liquidity and Capital Resources" below.

      The effective income tax rate for the six months ended December 31, 1995 and 1994 exceeded the federal statutory tax rate due primarily to amortization of goodwill (which is not deductible for income tax purposes), preferred dividends of a subsidiary and state income taxes.

      Net income for the six months ended December 31, 1995 and December 31, 1994 on a pro forma basis, reflecting the impact of the Offering of shares of Common Stock and related transactions, would have been $10.1 million, or $0.56 cents per share, and $6.9 million, or $0.38 cents per share, respectively. Excluding the effects of the second quarter charges for the consolidation of two operating locations and to complete the relocation of TC Advertising's corporate office, net income for the six months ended December 31, 1995 would have been $13.3 million, or $.74 cents per share.

Comparison of twelve months ended June 30, 1995 with 323 days ended June 30,
1994

      Net sales increased to $920.1 million for the twelve months ended June 30, 1995 from $587.6 million for the 323 days ended June 30, 1994 , an increase of $332.5 million or 56.6%. The increase was primarily attributable to the acquisition of KTB and Retail Graphics in April 1994, which produced $189.7 million of this increase.

      Operating income for the year ended June 30, 1995 increased $25.2 million or 99.0%. Cost of production as a percent of net sales decreased to 84.2% for the year ended June 30, 1995 from 84.7% in the prior period. Variable costs (excluding paper and ink costs) were lower for the twelve months ended June 30, 1995 compared to the prior period.

Liquidity and Capital Resources

      The operations of the Company historically have been funded with internally generated funds, term loans and borrowings under a revolving credit facility.

      The Company's current liabilities exceeded current assets by $30.8 million at December 31, 1996 compared with working capital of $29.8 million at December 31, 1995, a decrease of $60.6 million. This decrease is attributable to an agreement entered into by the Company in 1996, pursuant to which the Company can sell fractional undivided beneficial interests in a designated pool of certain eligible accounts receivable (the "A/R Securitization"). See Note 5 to the Consolidated Financial Statements. Excluding the effects of the A/R Securitization, working capital at December 31, 1996 would have been $49.0 million. The ratio of current assets to current liabilities as of December 31, 1996 was .84 to 1 (1.25 to 1 excluding the A/R Securitization), and as of December 31, 1995 was 1.16 to 1.

      Net cash provided by operating activities for the year ended December 31, 1996 was $135.9 million, an increase of $72.3 million from the prior comparable period. This increase was primarily due to the net effect of the A/R Securitization, effect of acquisitions made by the Company and a reduction in paper inventories. Net cash used in investing activities were financed primarily through borrowings under the Credit Agreement and the A/R Securitization.

      Capital expenditures of $55.4 million and $20.6 million for the year ended December 31, 1996 and 1995, respectively, were financed by cash from operations and borrowings under TC Advertising's revolving credit facility.

      On November 22, 1995, the Company consummated the Offering which consisted of 6,724,688 shares of Common Stock, of which 5,500,000 shares were sold by Big Flower and 1,224,688 shares were sold by selling stockholders. The net proceeds of the Offering to Big Flower of $80.3 million were used to redeem on a pro rata basis at a premium, a portion of the 13 1/2% Notes and a portion of the 10 3/4% Notes. The remainder of the net proceeds, together with borrowings under the Company's revolving credit agreement, were used to purchase at a premium the remaining balance of the 13 1/2% Notes, purchase all of Big Flower's 11% Debentures at 100% of principal amount, repay all amounts owed under the 1994 Credit Agreement, purchase all outstanding shares of the Company's preferred stock and terminate Big Flower's interest rate swap agreement. The termination of the swap agreement and the repayment of the 13 1/2% Notes, the 10 3/4% Notes and the revolving credit agreement generated an extraordinary loss, net of tax, of $19.2 million, for the premiums and the deferred financing costs associated with the amounts repaid.

      On November 28, 1995, TC Advertising entered into the Credit Agreement. The Credit Agreement was amended and restated on March 19, 1996 to add a $75 million term loan. The revolving facility will be reduced by $33.3 million on the last day of each 1998, 1999 and 2000 and will mature on the last day of 2001. Principal payments on the term loan of $0.75 million are due on the last day of 1996 through 2001 and will mature on the last day of 2002. Interest on revolving loans will be payable at TC Advertising's option (a) at a base rate plus a margin which ranges from 0.00% to 1.25% or (b) at a Eurodollar-based rate plus a margin which ranges from 0.50% to 2.25%. Interest on the term loan will be payable at TC Advertising's option (a) at a base rate plus a margin of 1.50% or (b) at a Eurodollar-based rate plus a margin of 2.50%. The Credit Agreement also contains covenant requirements and certain dividend restrictions which are customary for such financings.

      The Company believes that internally-generated funds from operations, the Credit Agreement and A/R Securitization will be sufficient to meet its operating requirements.

      Big Flower has grown through acquisitions, and expects to continue to seek to acquire businesses in similar or complementary businesses. Such acquisitions are likely to require the incurrence and/or assumption of indebtedness and/or obligations, the issuance of equity securities or some combination thereof. In addition, Big Flower may from time to time determine to sell or otherwise dispose of certain of its existing businesses. Big Flower cannot predict if any such transactions will be consummated, nor the terms or forms of consideration which might be required in any such transactions.

Seasonality

      TC Advertising's advertising circular business is seasonal in nature, with activity increasing prior to the following advertising periods: Easter (March 15-April 15); Memorial Day (April 15-May 15); Back to School (July 15-August
15); and Thanksgiving/Christmas (October 1-December 15). On a monthly basis, TC Advertising's sales are generally highest in April, May, October and November. Sunday comics, newspaper TV listing guides, other newspaper products and other publications are not seasonal in nature. Net sales for the Company by quarter for the twelve months ended December 31, 1996 were 19%, 25%, 26% and 30% of total net sales for the quarters ended March 31, June 30, September 30 and December 31, respectively. Based on its historical experience and projected operations, the Company expects its operating results to be highest in the quarter ended December 31 and weakest in the quarter ended March 31.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The following table sets forth certain information regarding the directors and executive officers of the Company, all of whom are U.S. citizens.

Name                       Age                 Positions
----                       ---                 ---------

R. Theodore Ammon...........47    Class III Director; Chairman of the Board and
                                  Chief Executive Officer
Leon D. Black ..............45    Class III Director
Peter G. Diamandis..........65    Class II Director
Robert M. Kimmitt...........49    Class I Director
Joan D. Manley..............64    Class II Director
Newton N. Minow.............71    Class I Director
Edward T. Reilly............50    Class III Director; President and Chief
                                  Operating Officer
Edward M. Yorke.............38    Class I Director
Mark A. Angelson............46    Executive Vice President and General Counsel
                                  and Secretary of the Board of Directors
Richard L. Ritchie..........50    Executive Vice President and Chief Financial
                                  Officer

      Certain information regarding each person listed above, including such person's principal occupation during the past five years and current directorships, is set forth below. Unless indicated otherwise, all directors and executive officers have had the indicated principal occupations for the past five years.

      R. Theodore Ammon has been the Chairman of the Board and Chief Executive Officer of Big Flower since its inception. Mr. Ammon was a General Partner of Kohlberg Kravis Roberts & Co. (a New York and San Francisco-based investment firm) from 1990 to 1992, and an executive of such firm prior to 1990. Mr. Ammon is also a member of the Board of Directors of Host Marriott Corporation, Foodbrands America, Inc., Culligan Water Technologies, Inc. and Samsonite Corporation. In addition, Mr. Ammon serves on the Board of Directors of the New York YMCA, Jazz at Lincoln Center and the Institute of International Education and on the Board of Trustees of Bucknell University

      Leon D. Black has been a Director of Big Flower since 1993. Mr. Black is one of the founding principals of Apollo Advisors, L.P., which, together with its affiliate, serves as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds, and of Lion Advisors, L.P., which acts as a financial advisor to and representative for certain institutional investors with respect to securities investments. Mr.

Black is a director of Converse, Inc., Culligan Water Technologies, Inc., Furniture Brands International, Inc., Samsonite Corporation, Telemundo Group, Inc. and Vail Resorts, Inc.

      Peter G. Diamandis has been a Director of Big Flower since September 1994. Mr. Diamandis has been Vice Chairman of Donnelley Marketing, Inc., a marketing company, since 1991 and has been the Chairman of TVSM, Inc., a magazine publishing company, since 1991. From 1988 to 1991, Mr. Diamandis served as President and Chief Executive Officer of Hachette Publications, which purchased Diamandis Communications Inc. in 1988. From 1987 to 1988, Mr. Diamandis served as Chairman, President and Chief Executive Officer of Diamandis Communications Inc., a publisher of special interest magazines. In 1982, Mr. Diamandis joined CBS Magazines ("CBS") as Vice President, Group Publisher, Women's Day, and served as President of CBS from September 1983 to 1987. Mr. Diamandis serves on the Board of Trustees of Bucknell University and the Board of Directors of the Publishers Information Bureau.

      Robert M. Kimmitt has been a Director of Big Flower since November 1996. Since 1993, Mr. Kimmitt has been a managing director of Lehman Brothers and is currently serving as the head of its Washington office. Prior to joining Lehman Brothers, Mr. Kimmitt served from 1991 to 1993 as American Ambassador to Germany, and from 1989 to 1991 as Under Secretary of State for Political Affairs. He was a partner in the Washington office of Sidley & Austin from 1987 to 1989. Mr. Kimmitt served as a member of the National Security Council staff at the White House from 1978 to 1985 and General Counsel of the Department of the Treasury from 1985 to 1987. Mr. Kimmitt serves on the board of Mannesmann Corporation of Duesseldorf, Germany, a global industrial, automotive, and telecommunications company, and on the U.S. Group Council of BMW Corporation of Munich, Germany.

      Joan D. Manley has been a Director of Big Flower since September 1994. Ms. Manley retired from Time Incorporated in 1984, where she had held numerous positions since 1960. At the time of her retirement, Ms. Manley was Group Vice President and a director of Time Incorporated. Ms. Manley serves on the Board of Directors of Aon Corporation, Sara Lee Corporation and Viking Office Products, Inc. and is a Trustee of the Keystone Center.

      Newton N. Minow has been a Director of Big Flower since September 1996. Since 1991, Mr. Minow has been counsel to the law firm of Sidley & Austin, where he served as Partner from 1965 to 1991. He also served as Chairman of the Federal Communications Commission from 1961 to 1963. He is a director of Sara Lee Corporation, Aon Corporation, Manpower, Inc. and True North Communications, Inc. Mr. Minow is former Chairman of the Carnegie Corporation of New York, a Trustee and former Chairman of the Board of Trustees of The RAND Corporation, and former Chairman of the Board of Governors of the Public Broadcasting Service. Mr. Minow is also a Life Trustee of the University of Notre Dame and a Life Trustee of Northwestern University.

      Edward T. Reilly has been President and Chief Operating Officer of Big Flower since March 1996 and a Director of the Company since June 1996. He is also a director of TC

Advertising, Laser Tech and Webcraft. Prior to joining Big Flower, Mr. Reilly held a variety of executive positions with McGraw-Hill, Inc., a publishing and communications company, in their Broadcast and Publication groups from 1968 to 1996, and served as President of McGraw-Hill Broadcasting from 1987 to 1996. Mr. Reilly has been active in television industry affairs, having served as the Chairman of the Television Bureau of Advertising and as a member of the Board of Directors of the National Association of Broadcasters.

      Edward M. Yorke has been a Director of Big Flower since 1993. He has been an officer since 1992 of Apollo Advisors, L.P., which, together with its affiliate, serves as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds, and of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. From 1990 to 1992, Mr. Yorke was a vice president in the high yield capital markets group of BT Securities Corp. Mr. Yorke is a director of Aris Industries, Inc., Salant Corporation and Telemundo Group, Inc.

      Mark A. Angelson has been Executive Vice President and General Counsel and Secretary of the Board of Directors of Big Flower since March 1996. He is also a director of TC Advertising, Laser Tech and Webcraft. Prior to joining Big Flower, Mr. Angelson was a partner of the law firm Sidley & Austin from 1982 to 1996. Mr. Angelson was Co-Chair of Sidley's international operations, founder of the firm's English law practice and manager of the firm's offices in Singapore, New York and London. Mr. Angelson is admitted to practice law in the State of New York, and as a solicitor in England and Wales. He is also a Trustee of American School in London Foundation, Inc., a Fellow of Royal Society of Arts and a member of the Advisory Board of Jobs for the Future, Inc.

      Richard L. Ritchie has been Executive Vice President and Chief Financial Officer of Big Flower since January 1997. Prior to joining Big Flower, Mr. Ritchie served as Senior Vice President and Chief Financial Officer of Harte-Hanks Communications, Inc. from 1986 to 1996.

      The directors of the Company are divided into three classes, designated Class I, Class II and Class III. Each class consists, as nearly as possible, of one third of the total number of directors constituting the entire Board of Directors. Currently, the Class I directors are Messrs. Kimmitt, Minow and Yorke; the Class II directors are Mr. Diamandis and Ms. Manley; and the Class III directors are Messrs. Ammon, Black and Reilly. The Class I directors were initially elected, in the case of Mr. Kimmitt, and reelected, in the case of Messrs. Minow and Yorke, at the 1996 Annual Meeting of Stockholders to hold office until the date of the 1999 Annual Meeting of Stockholders; the initial Class II directors were elected to hold office until the date of the 1997 Annual Meeting of Stockholders; and the initial Class III directors were elected to hold office until the date of the 1998 Annual Meeting of Stockholders and, in each case, until his or her successor is elected and qualified and subject to his or her prior death, resignation, retirement, disqualification or removal. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting shall be elected for a three-year term. If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, and any additional directors of any class elected to fill a vacancy resulting from an increase in such class shall hold office for a term that shall coincide with the remaining term of that class, but in no case will a decrease in the number of directors shorten the term of any incumbent director. The term of office of each executive officer is until the organizational meeting of the Board of Directors of the Company following the next annual meeting of the Company's stockholders and until his successor is elected and qualified or until his prior death, resignation, retirement, disqualification or removal.

Compensation of Directors

      Directors of Big Flower who are also executive officers of Big Flower or its subsidiaries do not receive any additional compensation for service as a member of the Board of Directors of Big Flower or any of its committees. All other directors of Big Flower are paid an annual fee of $25,000. For information relating to compensation of the Company's management directors, see "Employment Arrangements with Executive Officers" below.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Big Flower's directors, executive officers, and persons who own more than ten percent of Big Flower's Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Directors, executive officers and greater than ten percent stockholders are required by the SEC regulations to furnish Big Flower with copies of all Forms 3, 4 and 5 they file.

      Based solely on Big Flower's review of the copies of such forms it has received, or written representations from certain reporting persons that no Form 5's were required for these persons, Big Flower believes that all its directors, executive officers and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to Fiscal 1996 except for the following inadvertent omission: Messrs. Angelson and Reilly did not file a report within 10 days of commencing their employment with the Company with respect to the grant of their stock options described below. When this inadvertent omission was discovered, each of such individuals promptly filed the appropriate reports.

Item 11. Executive Compensation

      The following table sets forth the compensation paid in respect of the fiscal year ended December 31, 1996, the transition period from July 1, 1995 to December 31, 1995 ("TP95") and for the fiscal years ended June 30, 1995 and June 30, 1994, to R. Theodore Ammon, the Chief Executive Officer of Big Flower, and to each of the other most highly paid executive officers of the Company who were serving as executive officers as of the end of Fiscal 1996 (the "Named Executive Officers"). With the recent hiring of Mr. Ritchie as Chief Financial Officer of Big Flower and the retirement of Mr. Scheller from his office as Vice Chairman of the Company, the current executive officers of Big Flower are Messrs. Ammon, Reilly, Angelson and Ritchie.

                           Summary Compensation Table

                                                                                                  Long-Term
                                                                                                 Compensation
                                                           Annual Compensation                      Awards
                                               ------------------------------------------         Securities         All Other
                                                                           Other Annual           Underlying       Compensation
Name and Principal Position          Period    Salary ($)   Bonus ($)     Compensation ($)    Options/SARs (#)(1)      ($)(2)
---------------------------          ------    ----------   ---------     ----------------    -------------------      ------
      R. Theodore Ammon               1996      750,000      339,844             (3)                   --              2,178
        Chief Executive Officer       TP95      344,750      114,844             (3)                300,000             --
        of Big Flower                 1995      643,750      392,600             (3)                   --              2,310
                                      1994      529,615      447,200             (3)                   --               --


      Edward  T. Reilly (4)           1996      375,000      287,000 (5)         (3)                200,000            1,593
        President and Chief           TP95         --           --               --                    --               --
        Operating Officer             1995         --           --               --                    --               --
        of Big Flower                 1994         --           --               --                    --               --


      Mark  A. Angelson (4)           1996      315,000      225,000          343,982 (6)           150,000             --
        Executive Vice President      TP95         --           --               --                    --               --
        and General Counsel and       1995         --           --               --                    --               --
        Secretary of the Board        1994         --           --               --                    --               --
        of Big Flower

      Sanford G. Scheller (7)         1996      150,012         --             16,000 (8)              --               --
        Former Vice Chairman of       TP95       75,000         --               --                    --               --
        Big Flower                    1995      435,000      241,600          130,649 (9)              --              2,310
                                      1994      423,310      275,200             --                 100,646              794

----------
(1) All stock option grants were made pursuant to the Big Flower Press Holdings, Inc. Restated 1993 Stock Award and Incentive Plan (the "Plan") and are described below under "Options Granted in Fiscal 1996" and "Employment Arrangements with Executive Officers."

(2) Represents amounts contributed to 401(k) plan by the Company on behalf of the Named Executive Officer.

(3) Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported under the headings of "Salary" and "Bonus."

                                              (footnotes continued on next page)

(4) The Named Executive Officer began his employment with Big Flower in Fiscal 1996; therefore the Named Executive Officer did not receive any compensation from Big Flower prior to that time.

(5) Includes a one-time signing bonus of $37,000 to reimburse Mr. Reilly for certain costs incurred in connection with his leaving his previous position.

(6) Includes relocation costs of $335,862 (including tax gross up).

(7) Mr. Scheller retired as Vice Chairman and Director of Big Flower on November 7, 1996.

(8) Represents auto allowance.

(9) Represents $120,449 in relocation costs (including tax gross up) and $10,200 in auto allowance.

Options Granted in Fiscal 1996

      The following table sets forth certain information with respect to options to purchase shares of Common Stock granted to the Named Executive Officers during Fiscal 1996. The Company did not grant any stock appreciation rights to any of the Named Executive Officers and no stock options were exercised by any Named Executive Officer during Fiscal 1996.

                         Options Granted in Fiscal 1996

                                           Individual Grants
                        --------------------------------------------------------
                         Number of       % of Total
                        Securities         Options                                   Grant Date Value
                        Underlying       Granted to     Exercise or                ---------------------
                          Options       Employees in    Base Price    Expiration        Grant Date
Name                    Granted(#)       Fiscal 1996     ($/Share)       Date      Present Value ($) (1)
----                    ----------       -----------     ---------       ----      ---------------------
Edward T. Reilly (2)      200,000            39%         $12.75        3/29/06           1,659,900
Mark A. Angelson (3)      150,000            30%         $12.625       3/21/06           1,216,940

----------

      (1) These values were calculated using a Black-Scholes option pricing model. The actual value, if any, that an executive may realize will depend on the excess, if any, of the stock price over the exercise price on the date the options are exercised, and no assurance exists that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The following assumptions were used in the calculations:

          (a) assumed option term of 10 years;

          (b) stock price volatility factor of 0.5236;

          (c) 6.50% annual discount rate;

          (d) no dividend payment; and

          (e) 3% discount to Black-Scholes ratio for each year an option remains unvested.

      (2) Mr. Reilly's options were granted on March 29, 1996. 20% of these options vested on December 31, 1996. 20% of these options will vest on each of December 31, 1997, 1998 and 1999 with the remaining 20% vesting on the fourth anniversary of the Reilly Agreement (as defined below). The exercise price of $12.75 was equal to the closing price of Big Flower's Common Stock on the date of the grant as reported on the New York Stock Exchange. The options will be exercisable at any time between the date of vesting and the tenth anniversary of the date of grant. See "Employment Arrangements with Executive Officers" below.

      (3) Mr. Angelson's options were granted on March 21, 1996. 10% of these options vested on December 31, 1996. 15% of these options will vest on the first anniversary of the Angelson Agreement (as defined below) and 25% of these options will vest on each of the next three anniversaries of the Angelson Agreement. The exercise price of $12.625 was equal to the closing price of Big Flower's Common Stock on the date of grant as reported on the New York Stock Exchange. The options will be exercisable at any time between the date of vesting and the tenth anniversary of the date of grant. See "Employment Arrangements with Executive Officers" below.

Option Values at End of Fiscal 1996

      The following table sets forth certain information concerning the number and the value at the end of Fiscal 1996 of unexercised in-the-money options to purchase Common Stock granted to the Named Executive Officers as of the end of Fiscal 1996. No stock appreciation rights have been granted to any of the Named Executive Officers.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                                                        Number of Securities          Value of
                                                             Underlying              Unexercised
                                                            Unexercised             In-the-Money
                                                              Options                  Options
                          Shares                       at Fiscal 1996 End (#)  at Fiscal 1996 End ($)
                                                       ----------------------  ----------------------
                       Acquired on         Value            Exercisable/            Exercisable/
     Name              Exercise (#)    Realized ($)        Unexercisable          Unexercisable (1)
     ----              ------------    ------------        -------------          -----------------
R. Theodore Ammon          -0-              -0-              100,000/200,000         275,000/550,000
Edward T. Reilly           -0-              -0-               40,000/160,000         240,000/960,000
Mark A. Angelson           -0-              -0-               15,000/135,000          91,875/826,875
Sanford S. Scheller (2)    -0-              -0-                    100,646/0             1,563,032/0

----------
(1) Based on the closing price of $18.75 of Big Flower's Common Stock on December 31, 1996, the last trading day of Fiscal 1996, less the exercise price payable for such shares.

(2) Value of options does not include $.89 purchase price per optioned share paid by Mr. Scheller to purchase such options.

                     Supplemental Executive Retirement Plan

      The following table sets forth annual amounts payable upon retirement under TC Advertising's supplemental executive retirement plan (the "SERP").

                               PENSION PLAN TABLE

                                       Years of Service
                ----------------------------------------------------------------
Remuneration       5        10          15          20          25          30

  $150,000      $7,500   $15,000    $ 22,500    $ 30,000    $ 37,500    $ 45,000
   175,000       8,750    17,500      26,250      35,000      43,750      52,500
   200,000      10,000    20,000      30,000      40,000      50,000      60,000
   225,000      11,250    22,500      33,750      45,000      56,250      67,500
   250,000      12,500    25,000      37,500      50,000      62,500      75,000
   275,000      13,750    27,500      41,250      55,000      68,750      82,500
   300,000      15,000    30,000      45,000      60,000      75,000      90,000
   500,000      25,000    50,000      75,000     100,000     125,000     150,000
   600,000      30,000    60,000      90,000     120,000     150,000     180,000
   700,000      35,000    70,000     105,000     140,000     175,000     210,000
   800,000      40,000    80,000     120,000     160,000     700,000     240,000
   900,000      45,000    90,000     135,000     180,000     225,000     270,000

      The compensation covered by the SERP includes the executive's entire annual base salary. Messrs. Ammon, Reilly and Angelson, currently have 3, 1 and 1 year/s of service, respectively. At the time of his retirement from the Company, Mr. Scheller agreed to forego any claims for payment under the SERP in exchange for certain other retirement benefits. See "Employment Arrangements with Executive Officers" below. Benefits under the SERP are computed by multiplying the participant's average salary for the last five years prior to retirement by a percentage equal to one percent for each year of service up to a maximum of 30 years. Benefits under the SERP are not subject to a deduction for Social Security or other offset amounts.

Employment Arrangements with Executive Officers

      Ammon Employment Agreement. The Company has entered into an employment agreement with Mr. Ammon, effective November 20, 1995 (the "Ammon Agreement"), pursuant to which Mr. Ammon serves as Chairman of the Board and Chief Executive Officer of the Company. The initial term of the Ammon Agreement is three years, subject to automatic one-year extensions commencing on the second anniversary of the Ammon Agreement, unless either the Company or Mr. Ammon provides specified notice to the contrary. Mr. Ammon is required to devote to the Company the time necessary for the effective conduct of his duties under the Ammon Agreement and is permitted to engage in outside business interests that do not conflict with such duties or otherwise compete with the Company. Mr. Ammon is entitled to receive an initial base salary equal to $750,000 per year; an annual bonus targeted at not less than 50% of base salary (assuming bonus targets under TC Advertising's Executive Incentive Plan (the "EIP") are met); an annual payment of $108,000 with respect to life insurance premiums; and certain fringe benefits, including participation in the SERP. Mr. Ammon was granted an option to purchase 300,000 shares of Common Stock (a) with a ten-year term, (b) at an exercise price equal to $16.00 per share and (c) vesting ratably over a three-year period. If Mr. Ammon's employment with the Company is terminated other than for "cause" (as defined in the Ammon Agreement), Mr. Ammon will be entitled to receive a supplemental retirement benefit, subject to certain vesting and benefit accrual requirements and subject to being offset by amounts payable under the SERP, of up to 50% of his final average compensation (including salary and EIP bonus), which benefit would commence at age 60. Mr. Ammon will have the right to terminate the Ammon Agreement in the event of the material breach thereof by the Company or for other "good reason" (as defined in the Ammon Agreement). In such event, or if the Company terminates Mr. Ammon's employment without cause, (i) Mr. Ammon will be entitled generally to receive the salary and bonus otherwise payable to him over the greater of (x) the remaining term of the Ammon Agreement and (y) a period of six months; (ii) all outstanding equity incentive awards (including stock options) would immediately vest; (iii) Mr. Ammon would receive additional service credit for purposes of the supplemental retirement benefit; and (iv) the life insurance and certain fringe benefits would continue during the severance period. Upon the termination of his employment following a "change in control" of the Company (as defined in the Ammon Agreement), Mr. Ammon would (i) be entitled to receive a lump sum amount equal to three times his base salary and bonus, (ii) become vested in all outstanding equity incentive awards, (iii) have the right to receive a cash payment equal to the spread on all outstanding stock options, (iv) receive a lump sum payment with respect to foregone fringe benefits, (v) receive additional service credit for purposes of the supplemental retirement benefit and (vi) be entitled to a payment sufficient to offset the effects of any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code").

      Reilly Employment Agreement. The Company has entered into an employment agreement with Mr. Reilly, effective March 29, 1996 (the "Reilly Agreement"), pursuant to which Mr. Reilly will serve as President and Chief Operating Officer of the Company. The initial term of the Reilly Agreement is three years, subject to automatic one-year extensions commencing on the second anniversary of the Reilly Agreement, unless either the Company or Mr. Reilly provides specified notice to the contrary. Mr. Reilly is required to devote to the Company all of his working time, attention and efforts. Mr. Reilly is entitled to receive an initial base salary of $500,000 per year; an annual bonus targeted at not less than 50% of base salary

(assuming bonus targets under the EIP are met), with a guaranteed annual bonus of $250,000 payable with respect to Fiscal 1996; a signing bonus of $37,000 to compensate Mr. Reilly with respect to the value of stock options granted by his previous employer and forfeited in connection with his termination of employment therewith; and certain fringe benefits, including participation in the SERP. Mr. Reilly has been granted an option to purchase 200,000 shares of Common Stock (a) with a ten-year term, (b) at an exercise price of $12.75 per share, and (c) vesting in installments of 20% each on December 31, 1996, 1997, 1998, and 1999 and the remaining 20% on the fourth anniversary of the Reilly Agreement, provided, that all such options will immediately vest upon the occurrence of a "change in control" of the Company (as defined in the Reilly Agreement). Mr. Reilly will have the right to terminate the Reilly Agreement in the event of the material breach thereof by the Company or for other "good reason" (as defined in the Reilly Agreement). In such event, or if the Company terminates Mr. Reilly's employment without "cause" (as defined in the Reilly Agreement), (i) Mr. Reilly will be entitled to receive a lump sum amount equal to the sum of (A) two times the sum of (x) his then base salary plus (y) the highest annual performance bonus Mr. Reilly received in the three years preceding such termination of employment, plus (B) the present value of all fringe benefits payable under the remaining term of the Reilly Agreement, (ii) all outstanding equity incentive awards (including stock options) will immediately vest and remain exercisable for a period of one year following the date of such termination (or, if earlier, until the end of the option term), and (iii) Mr. Reilly would be entitled to receive a payment sufficient to offset the effects of any excise tax imposed under Section 4999 of the Code. During the term of the Reilly Agreement (and, in the event Mr. Reilly terminates his employment other than for good reason or the Company terminates Mr. Reilly's employment for cause, for a period of one year beyond the expiration of the employment term), Mr. Reilly will be subject to certain non-competition and non-solicitation requirements.

      Angelson Employment Agreement. The Company has entered into an employment agreement with Mr. Angelson, effective March 21, 1996 (the "Angelson Agreement"), pursuant to which Mr. Angelson will serve as Executive Vice President and General Counsel and Secretary of the Board of Directors of the Company. The initial term of the Angelson Agreement is three years, subject to automatic one-year extensions commencing on the second anniversary of the Angelson Agreement, unless either the Company or Mr. Angelson provides specified notice to the contrary. Mr. Angelson is required to devote to the Company and its affiliates all of his working time, attention and efforts. Mr. Angelson is entitled to receive an initial base salary of $450,000 per year; an annual bonus targeted at not less than 50% of base salary (assuming bonus targets under the EIP are met), with a guaranteed annual bonus of $225,000 payable with respect to Fiscal 1996; annual premium payments during the term of employment with respect to a $2 million split-dollar life insurance policy or policies to be acquired and owned by Mr. Angelson; and certain fringe benefits, including participation in the SERP and payment of certain expenses in connection with Mr. Angelson's relocation from London to New York. Mr. Angelson has been granted an option to purchase 150,000 shares of Common Stock (a) with a ten-year term, (b) at an exercise price of $12.625 per share, and (c) vesting in installments of 10% on December 31, 1996, 15% on the first anniversary of the Angelson Agreement and 25% on each of the next three anniversaries of the Angelson Agreement, provided, that all such options will immediately vest upon the occurrence of a "change in control" of the Company (as defined in the Angelson Agreement). Mr. Angelson will have the right to terminate the Angelson Agreement in the event of the material breach thereof by the Company or for other "good reason" (as defined in the Angelson Agreement). In such event, or if the Company terminates Mr. Angelson's employment without "cause" (as defined in the Angelson Agreement), (i) Mr. Angelson will be entitled to receive a lump sum amount equal to the sum of (A) two times the sum of (x) his then base salary plus (y) the highest annual performance bonus Mr. Angelson received in the three years preceding such termination of employment, plus (B) the present value of all insurance premium payments and other fringe benefits payable under the remaining term of the Angelson Agreement, (ii) all outstanding equity incentive awards (including stock options) will immediately vest and remain exercisable for a period of one year following the date of such termination (or, if earlier, until the end of the option term), and (iii) Mr. Angelson would be entitled to receive a payment sufficient to offset the effects of any excise tax imposed under Section 4999 of the Code. During the term of the Angelson Agreement (and, in the event Mr. Angelson terminates his employment other than for good reason or the Company terminates Mr. Angelson's employment for cause, for a period of one year beyond the expiration of the employment term), Mr. Angelson will be subject to certain non-competition and non-solicitation requirements.

      Ritchie Employment Arrangements. The Company entered into a letter agreement with Mr. Ritchie, on December 13, 1996, pursuant to which Mr. Ritchie will serve as Executive Vice President and Chief Financial Officer of the Company. Mr. Ritchie is required to devote to the Company all of his working time, attention and efforts. In the event that Mr. Ritchie's employment should be terminated by the Company other than for "cause" (as defined in the Executive Severance Agreement discussed below) prior to a "change in control" of the Company (as defined in the Executive Severance Agreement discussed below), Mr. Ritchie will be entitled to a payment equal to one year's base salary. Mr. Ritchie is entitled to receive an initial base salary of $400,000 per year; an annual bonus targeted at not less than 50% of base salary (assuming bonus targets under the EIP are met); and certain fringe benefits, including participation in the SERP and payment of certain expenses in connection with his relocation from Texas to New York. On January 6, 1997, Mr. Ritchie was granted an option to purchase 100,000 shares of Common Stock (a) with a ten-year term,
(b) at an exercise price of $18.00 per share, and (c) vesting in installments of 25% on January 6 of each of 1998, 1999, 2000 and 2001, provided that all such options will immediately vest upon the occurrence of a "change in control" of the Company. In addition, the Company has entered into a severance agreement with Mr. Ritchie, effective January 6, 1997 (the "Executive Severance Agreement"), which provides that if Mr. Ritchie's employment is terminated by the Company other than for "cause" or by Mr. Ritchie for "good reason" (as defined in the Executive Severance Agreement) following a "change in control" of the Company, Mr. Ritchie will receive a lump sum amount equal to two times the sum of (x) the greater of his annual base salary in effect immediately prior to the termination of employment and his annual base salary in effect immediately prior to the "change in control" and (y) the greater of the target bonus for Mr. Ritchie under the EIP in the year immediately preceding that in which the termination occurs and the average such bonus for the three years immediately preceding the "change in control." In addition, (i) all outstanding stock incentive awards (including stock options) will immediately vest and remain exercisable until at least 90 days following the "change in control," and (ii) Mr. Ritchie would be entitled to two years of continued medical and other insurance benefits. The total amount of benefits payable to Mr. Ritchie would be limited to the extent necessary to preserve the Company's deduction pursuant to
Section 280G of the Code.

      Scheller Retirement Agreement. In February 1996, Big Flower, TC Advertising and Mr. Scheller entered into a retirement agreement (the "Retirement Agreement") to memorialize the terms of Mr. Scheller's retirement from TC Advertising. The Retirement Agreement provides that Mr. Scheller will receive (i) payments equal to $12,501 per month for a period of 15 years commencing on the date of termination of his employment with TC Advertising, which occurred in June 1995, and (ii) certain perquisites, including certain medical insurance payments. Furthermore, the Company agreed that all of Mr. Scheller's options became fully exercisable and vested on March 1, 1996.

Compensation Committee Interlocks and Insider Participation

      The Company's Compensation Committee during Fiscal 1996 prior to November 7, 1996 consisted of Messrs. Scheller (Chairman), Black and Diamandis, and following such date consisted of Messrs. Diamandis (Chairman), Black, Kimmitt and Minow. There were no interlocks involving members of the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the beneficial ownership as of March 14, 1997 by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock (constituting the only class of voting stock of the Company), each director of the Company, each Named Executive Officer, and all directors and current executive officers as a group.

                                                           Shares Beneficially Owned
                                                  -------------------------------------------
                                                  Amount and Nature of
Name and Address of Beneficial Owner                  Ownership (a)       Percentage of Class
------------------------------------                  -------------       -------------------
R. Theodore Ammon (b) ...........................      2,317,144                 13.8%
     c/o Big Flower Press Holdings, Inc.
     3 East 54th Street
     New York, New York 10022
Apollo Big Flower Partners, L.P. ................      4,470,922                 26.7%
     c/o Apollo Advisors, L.P.
     Two Manhattanville Road
      Purchase, New York 10577
BT Investment Partners, Inc. (c) ................      1,738,692                  9.4%
     280 Park Avenue
     New York, New York 10017
Goldman, Sachs & Co. (d) ........................      2,056,882                 12.3%
     85 Broad Street
     New York, New York 10004
Leon D. Black (e) ...............................           --                     --
     c/o Apollo Management, L.P.
     1301 Avenue of the Americas
     New York, New York 10019
Peter G. Diamandis (f) ..........................         13,400                   *
     700 Canal Street
     Stamford, Connecticut 06902
Robert M. Kimmitt (f) ...........................         13,400                   *
     c/o Lehman Brothers
     800 Connecticut Ave., N.W
     Suite 1200
     Washington, D.C. 20006
Joan D. Manley (f) ..............................         13,400                   *
     P.O. Box 1353
     Dillon, Colorado 80435
Newton  N. Minow (g) ............................         23,400                   *
     c/o Sidley & Austin
     One First National Plaza
     Suite 4800
     Chicago, Illinois 60603
Edward T. Reilly (h) ............................         47,800                   *
     c/o Big Flower Press Holdings, Inc.
     3 East 54th Street
     New York, New York 10022
Edward M. Yorke (e) .............................           --                     --
     c/o Apollo Management, L.P.
     1301 Avenue of the Americas
     New York, New York 10019

----------
* Less than one percent.

                                                           Shares Beneficially Owned
                                                  -------------------------------------------
                                                  Amount and Nature of
Name and Address of Beneficial Owner                  Ownership (a)       Percentage of Class
------------------------------------                  -------------       -------------------
Mark A. Angelson (i) ............................         42,700                   *
     c/o Big Flower Press Holdings, Inc.
     3 East 54th Street
     New York, New York 10022
Richard L. Ritchie ..............................           --                     --
     c/o Big Flower Press Holdings, Inc.
     3 East 54th Street
     New York, New York 10022
Sanford G. Scheller (j) .........................        260,672                  1.6%
     c/o Treasure Chest Advertising Company, Inc.
     13000 Sawgrass Village--Suite 28
     Ponte Vedra Beach, Florida 32082
All directors and current executive officers as a
     group (10 persons) (e) (k) .................      2,471,244                 14.6%

----------
*   Less than one percent.

(a) This column includes shares which directors and executive officers have the right to acquire within 60 days. Except as otherwise indicated, each person and entity has sole voting and dispositive power with respect to the shares set forth in the table.

(b) Includes (x) 6,000 shares held by Mr. Ammon as general partner of a partnership in which certain family members are the limited partners and have 99% of the economic interests, (y) options to purchase 100,000 shares of Common Stock which are presently exercisable and (z) 200 shares owned by Mr. Ammon's minor children, as to which Mr. Ammon disclaims beneficial ownership. Additionally, Mr. Ammon holds unvested options to purchase 200,000 shares of Common Stock, subject to vesting ratably in November 1997 and November 1998.

(c) Represents shares of Class B Common Stock of the Company, which are not voting but are convertible into shares of Common Stock under certain circumstances.

(d) Shares are held for various customers of Goldman, Sachs & Co.

(e) Does not include shares owned by Apollo Big Flower Partners, L.P. ("Apollo"). Mr. Black and Mr. Yorke are officers of Apollo Capital Management, Inc., the general partner of Apollo Advisors, L.P., the managing general partner of AIF II, L.P., which in turn acts as the general partner of Apollo. Messrs. Black and Yorke expressly disclaim beneficial ownership with respect to such shares.

(f) Represents options to purchase 13,400 shares of Common Stock which are presently exercisable.

(g) Includes options to purchase 13,400 shares of Common Stock which are presently exercisable.

(h) Includes options to purchase 40,000 shares of Common Stock which are presently exercisable.

(i) Includes options to purchase 37,500 shares of Common Stock which are either presently exercisable or will become exercisable within 60 days.

(j) Includes options to purchase 100,646 shares of Common Stock which are presently exercisable.

(k) Includes options to purchase 231,100 shares of Common Stock which are presently exercisable and does not include shares or options held by Mr. Scheller, who is no longer an executive officer of the Company.

Item 13. Certain Relationships and Related Transactions

      During Fiscal 1996, the Company paid approximately (x) $830,000 in fees to BT Securities Corporation, an affiliate of BT Investment Partners, Inc. ("BTIP"), for advice and underwriting services in connection with certain of the Company's debt and (y) $2,240,000 to Bankers Trust Company, an affiliate of BTIP, in connection with its role as agent and lender under the Credit Agreement.

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
             Attention: Secretary.

Exhibit
  No.                              Description
-------                            -----------

2.1 Agreement and Plan of Merger, dated as of May 10, 1993, by and among Robert E. Milhous, The Robert E. Milhous Trust, Paul B. Milhous, The Paul Ballard Milhous Trust, Treasure Chest Advertising Company, Inc., Big Flower Press, Inc. and TCA Merger Corp.(1)

2.2 Amendment to Agreement and Plan of Merger, dated as of July 30, 1993, by and among Robert E. Milhous, The Robert E. Milhous Trust, Paul B. Milhous, The Paul Ballard Milhous Trust, Treasure Chest Advertising Company, Inc., Big Flower Press, Inc. and TCA Merger Corp.(2)

2.3   Stock Purchase Agreement, dated as of January 14, 1994, by and among Lee
      A. Thompson, John G. Brown and BFP Holdings Corp.(3)

2.4   Stock Purchase Agreement, dated as of January 14, 1994, by and among Gary
      W. Pestello, Thomas G. Hansen and BFP Holdings Corp.(3)

2.5 Asset Purchase Agreement, dated as of January 14, 1994, by and between BFP Holdings Corp. and D. Enterprises, Inc.(3)

2.6 Assignment and Assumption Agreement, dated April 5, 1994, by and between BFP Holdings Corp. and Treasure Chest Advertising Company, Inc.(5)

2.7 Purchase and Sale Agreement, dated as of March 16, 1994, by and among BFP Holdings Corp., KTB Associates, Inc., Tomsons Properties, TKB Properties, Thomas Clemente, Brian Clemente and Joseph Clemente.(4)

2.8 Stock Purchase Agreement, dated as of November 27, 1995, between Big Flower Press, Inc. and Brian Mason.(10)

2.9 Agreement and Plan of Merger, dated February 1, 1996, among Big Flower Press Holdings, Inc., WTI Acquisition Corp., and Webcraft Technologies, Inc.(10)

2.10 Agreement and Plan of Merger, dated as of July 31, 1996, by and among Big Flower Press Holdings, Inc., Scanforms, Inc. and Scanforms Acquisition Corp.(15)

2.11 Purchase Agreement, dated as of October 1, 1996, by and between Treasure Chest Advertising Company, Inc., the stockholders of PrintCo., Inc. named therein, Park Properties and the partners in Park Properties named therein. (16)

2.12 Stock Purchase Agreement, dated as of October 1, 1996, among Laser Tech Color, Inc. and the stockholders of Pacific Color Connection, Inc. named therein.(16)

3.1 Restated Certificate of Incorporation of Big Flower Press Holdings, Inc. filed on December 19, 1995.(10)

3.2 Certificate of Designation, Preferences and Rights of Series A Junior Preferred Stock of Big Press Holdings, Inc. filed on November 28, 1995.(10)

3.3   Amended and Restated Bylaws of Big Flower Press Holdings, Inc.(10)

4.1 Rights Agreement, dated November 28, 1995, between Big Flower Press Holdings, Inc. and the Bank of New York, as rights agent.(10)

Exhibit
  No.                              Description
-------                            -----------

10.1 Credit Agreement, dated as of November 28, 1995, and amended and restated as of March 19, 1996, among Big Flower Press Holdings, Inc., Treasure Chest Advertising Company, Inc., the financial institutions named therein, Bank of America NT & SA, The Industrial Bank of Japan, Limited and NationsBank, N.A., as Co-Agents, Credit Suisse, as Documentation Agent, and Bankers Trust Company, as Administrative Agent (the "Credit Agreement"). (13)


10.2 First Amendment to the Credit Agreement, dated as of August 22, 1996, among Big Flower Press Holdings, Inc., Treasure Chest Advertising Company, Inc., the financial institutions named in the Credit Agreement, Bank of America NT & SA, The Industrial Bank of Japan, Limited and NationsBank, N.A., as Co-Agents, Credit Suisse, as Documentation Agent, and Bankers Trust Company, as Administrative Agent.*

10.3 Second Amendment to the Credit Agreement, dated as of November 27, 1996, among Big Flower Press Holdings, Inc., Treasure Chest Advertising Company, Inc., the financial institutions named in the Credit Agreement, Bank of America NT & SA, The Industrial Bank of Japan, Limited and NationsBank, N.A., as Co-Agents, Credit Suisse, as Documentation Agent, and Bankers Trust Company, as Administrative Agent.*

10.4 Indenture, dated as of August 1, 1993, by and between Big Flower Press, Inc., as Issuer, and Shawmut Bank Connecticut, National Association, as Trustee (the "1993 Indenture").(7)

10.5 First Supplemental Indenture, dated as of July 19, 1994, to the 1993 Indenture, by and between Big Flower Press, Inc., as Issuer, and Shawmut Bank Connecticut, National Association, as Trustee.(8)

10.6 Second Supplemental Indenture, dated as of November 28, 1995, to the 1993 Indenture, by and between Big Flower Press Holdings, Inc., as Issuer, and Shawmut Bank Connecticut, National Association, as Trustee.(14)

10.7 Indenture, dated as of April 15, 1994, between Big Flower Press, Inc. and Shawmut Bank Connecticut, National Association, as Trustee (the "1994 Indenture").(5)

10.8 First Supplemental Indenture, dated as of November 28, 1995, to the 1994 Indenture, by and between Big Flower Press Holdings, Inc., as Issuer, and Shawmut Bank Connecticut, National Association, as Trustee.(14)

10.9 Certificate Purchase Agreement (Series 1996-1), dated as of March 19, 1996, by BFP Receivables Corporation, Big Flower Press Holdings, Inc., the Purchasers described therein, Credit Suisse, as Co-Agent, and Bankers Trust Company, as Agent. (13)

10.10 Receivables Purchase Agreement, dated as of March 19, 1996, as amended as of April 25, 1996, June 10, 1996 and September 24, 1996 (the "Receivables Purchase Agreement"), among Big Flower Press Holdings, Inc., as initial Servicer, certain subsidiaries of Big Flower Press Holdings, Inc., as Sellers, and BFP Receivables Corporation, as Buyer.*

10.11 Amendment to the Receivables Purchase Agreement, dated January 31, 1997.*


----------
* Being filed herewith.

Exhibit
  No.                              Description
-------                            -----------

10.12 Big Flower Receivables Master Trust Pooling and Servicing Agreement, dated as of March 19, 1996, as amended as of April 25, 1996, June 10, 1996 and September 24, 1996, among BFP Receivables Corporation, as Transferor, Big Flower Press Holdings, Inc., as Servicer, and Manufacturers and Traders Trust Company, as Trustee (the "Pooling and Servicing Agreement"). *

10.13 Series 1996-2 Supplement to the Pooling and Servicing Agreement, dated as of October 4, 1996, among BFP Receivables Corporation, as Transferor, Big Flower Press Holdings, Inc., as Servicer, and Manufacturers and Traders Trust Company, as Trustee.*

10.14 Series 1996-3 Supplement to the Pooling and Servicing Agreement, dated as of October 4, 1996, among BFP Receivables Corporation, as Transferor, Big Flower Press Holdings, Inc., as Servicer, and Manufacturers and Traders Trust Company, as Trustee.*

10.15 Purchase Agreement (Series 1996-2), dated September 25, 1996, among Big Flower Press Holdings, Inc., BFP Receivables Corporation, BT Securities Corporation, Bankers Trust International PLC, and CS First Boston Corporation.*

10.16 Certificate Purchase Agreement (Series 1996-3), dated as of October 4, 1996, among BFP Receivables Corporation, Big Flower Press Holdings, Inc., the purchasers described therein, and Caisse Nationale de Credit Agricole, as Agent.*

10.17 Non-Competition Agreement, dated November 27, 1995, between Big Flower Press Holdings, Inc. and Brian Mason.(10)

10.18 Non-Competition Agreement, dated as of April 27, 1994, by and among Lee A. Thompson, BFP Holdings Corp., Treasure Chest Advertising Company, Inc. and Retail Graphics Holding Company.(5)

10.19 Non-Competition Agreement, dated as of April 27, 1994, by and among John
      G. Brown, BFP Holdings Corp., Treasure Chest Advertising Company, Inc. and Retail Graphics Holding Company.(5)

10.20 Non-Competition Agreement, dated as of April 27, 1994, by and among Thomas
      G. Hansen, BFP Holdings Corp., Treasure Chest Advertising Company, Inc. and Retail Graphics Holding Company.(5)

10.21 Non-Competition Agreement, dated as of April 27, 1994, by and among Gary
      W. Pestello, BFP Holdings Corp., Treasure Chest Advertising Company, Inc. and Retail Graphics Holding Company.(5)

10.22 Non-Competition Agreement, dated April 27, 1994, by and between Brian T. Clemente and Treasure Chest Advertising Company, Inc.*

10.23 Non-Competition Agreement, dated August 5, 1993, by and among Big Flower Press, Inc., Robert E. Milhous and Paul B. Milhous, together with assignment to Treasure Chest Advertising Company, Inc.(14)

10.24 Employment Agreement, effective March 21, 1996, by and between Mark A. Angelson, Big Flower Press Holdings, Inc. and Treasure Chest Advertising Company, Inc.(13)

----------
* Being filed herewith.

Exhibit
  No.                              Description
-------                            -----------

10.25 Employment Agreement, effective March 29, 1996, by and among Edward T. Reilly, Big Flower Press Holdings, Inc. and Treasure Chest Advertising Company, Inc.(13)

10.26 Employment Agreement, dated November 27, 1995, by and between Laser Tech Color, Inc. and Damien Gough.(14)

10.27 Employment Agreement, dated November 20, 1995, by and between Big Flower Press Holdings, Inc., Treasure Chest Advertising Company, Inc. and Theodore Ammon.(10)

10.28 Executive Change in Control Severance Agreement, dated January 6, 1997, by and between Big Flower Press Holdings, Inc. and Richard L. Ritchie.*

10.29 Letter Agreement, dated December 12, 1996, by and between Big Flower Press Holdings, Inc. and Richard L. Ritchie.*

10.30 Employment Agreement, dated April 27, 1994, between Treasure Chest Advertising Company, Inc. and Thomas R. Clemente.(5)

10.31 Employment Agreement, dated April 27, 1994, between Treasure Chest Advertising Company, Inc. and Joseph T. Clemente.(5)

10.32 Employment Agreement, dated April 27, 1994, between Treasure Chest Advertising Company, Inc. and Kevin Clemente.(5)

10.33 Agreement for Consulting Services and a Non-Qualified Retirement Benefit, dated as of April 6, 1993, between Treasure Chest Advertising Company, Inc. and Sanford G. Scheller.(6)

10.34 Agreement, dated as of February 1, 1996, by and among Sanford G. Scheller, Big Flower Press Holdings, Inc. and Treasure Chest Advertising Company, Inc.*

10.35 Treasure Chest Advertising Company, Inc. Executive Incentive Plan.(10)

10.36 Big Flower Press Holdings, Inc. Restated 1993 Stock Award and Incentive Plan.(12)

10.37 Amendment No. 1 to Big Flower Press Holdings, Inc. Restated 1993 Stock Award and Incentive Plan.(10)

10.38 Form of Treasure Chest Advertising Company, Inc.'s Supplemental Executive Retirement Plan, effective January 1, 1994.(5)

10.39 Treasure Chest Advertising Company, Inc. Severance Benefit Plan, effective as of June 1, 1989.(1)

10.40 Registration Rights Agreement, dated as of August 12, 1993, by and among BFP Holdings Corp., each of the purchasers listed on Schedule 1 thereto, Theodore Ammon, Berenson Minella & Company, and each other purchaser who executed the agreement ("Registration Rights Agreement").(5)

10.41 Amendment to Registration Rights Agreement, dated as of April 27, 1994, by and among BFP Holdings Corp., each of the purchasers listed on Schedule 1 thereto, Theodore Ammon, Berenson Minella & Company, and each other purchaser who executed the agreement.(5)

----------
* Being filed herewith.

Exhibit
  No.                              Description
-------                            -----------

10.42 Boca Raton Letter Agreement, dated, May 10, 1993, by and among Robert E. Milhous, Paul B. Milhous, Big Flower Press, Inc. and Treasure Chest Advertising Company, Inc.(1)

10.43 Ink Supply Requirements Agreement, dated as of July 31, 1993, between Treasure Chest Advertising Company, Inc. and Marpax, Inc. (the "Ink Supply Agreement").(6)

10.44 Amendment to Ink Supply Agreement.(8)

10.45 Master Lease Agreement, dated December 21, 1993, between KTB Associates, Inc. and Chase Equipment Leasing, Inc.(5)

10.4 Master Lease Agreement No. Atel/Trea3, dated as of August 31, 1993, between ATEL Financial Corporation and Treasure Chest Advertising Company, Inc.(5)

10.47 Master Lease, dated as of July 7, 1993, between General Electric Capital Corporation and Treasure Chest Advertising Company, Inc.(5)

10.48 Master Lease, dated as of December 28, 1992, between ITT Capital Finance division of ITT Commercial Finance Corp. and Treasure Chest Advertising Company, Inc.(9)

10.49 Master Equipment Lease Agreement, dated as of July 28, 1992, between AT&T Commercial Finance Corporation and Treasure Chest Advertising Company, Inc.(5)

10.50 Master Lease Agreement, dated May 16, 1991, between KTB Associates, Inc. and Chase Lincoln Lease/Way, Inc.(5)

10.51 Master Lease Agreement, dated June 22, 1990, between KTB Associates, Inc. and Chase Lincoln Lease/Way, Inc.(5)

10.52 Master Lease, dated as of June 21, 1991 (and as amended through 08/31/93), between The CIT Group/Equipment Financing, Inc. and Treasure Chest Advertising Company, Inc.(5)

21.1  Subsidiaries of Big Flower Press Holdings, Inc.*

23.1 Consent of Deloitte & Touche LLP (included in their opinion appearing on page F-2 hereof).

27.1 Financial Data Schedule for the year ended December 31, 1996, submitted to the Securities and Exchange Commission in electronic format.*

----------
(footnotes)

      * Being flied herewith.

      (1) Incorporated by reference to TCA Holdings Corp., Form S-1, filed on May 26, 1993 (File # 33-63392).

      (2) Incorporated by reference to Big Flower Press, Inc., Amendment No. 3 to the Form S-1, filed on August 4, 1993 (File # 33-63392).

      (3) Incorporated by reference to Big Flower Press, Inc., Form 8-K, dated as of January 24, 1994 (File # 33-63392).

                                        (footnotes continued from previous page)

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

      (10) Incorporated by reference to Big Flower Press Holdings, Inc. Form 10-Q, for the quarterly period ended December 31, 1995 (File # 1-14084).

      (11) Incorporated by reference to Big Flower Press Holdings, Inc., Amendment No. 2 to the Form S-1, filed on November 14, 1995 (File #33-97082).

      (12) Incorporated by reference to Big Flower Press Holdings, Inc., Form 10-K, for the fiscal year ended June 30, 1995 (File #33-79406).

      (13) Incorporated by reference to Big Flower Press Holdings, Inc., Form 10-Q, filed on May 15, 1996 (Accession # 0000912057-96-009947).

      (14) Incorporated by reference to Big Flower Press Holdings, Inc., Form 10-K, for the transition period from July 1, 1995 to December 31, 1995 (File # 1-14084).


      (15) Incorporated by reference to Annex I to the Proxy
      Statement/Prospectus dated September 6, 1996, forming part of the Registration Statement on Form S-4 (Registration No. 333-11225) of Big Flower Press Holdings, Inc.

      (16) Incorporated by reference to Big Flower Press Holdings, Inc. Form 8-K, dated October 1, 1996, concerning Big Flower Press Holdings, Inc.'s acquisitions of PrintCo., Inc., Scanforms, Inc. and Pacific Color Connection, Inc. (File # 1-14084).

      (b)   Form of Reports on Form 8-K.

      During the period from October 1, 1996 to December 31, 1996, the Registrant filed the following reports on Form 8-K:

            (i) Current Report on Form 8-K, dated October 1, 1996, concerning the Registrant's acquisitions of PrintCo., Inc., Scanforms, Inc., and Pacific Color Connection, Inc.; and

            (ii) Current Report on Form 8-K/A, dated October 1, 1996, amending the Form 8-K which was filed on October 1, 1996, to include certain pro forma financial data.

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

                                        BIG FLOWER PRESS HOLDINGS, INC.
                                                 (Registrant)


                                        By /s/ R. Theodore Ammon
                                           -------------------------------------
                                           R. Theodore Ammon
                                           Chairman and Chief Executive Officer

Dated:  March 24, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

       Signature                          Titles                       Date
       ---------                          ------                       ----



/s/ R. Theodore Ammon          Chairman, Chief Executive          March 24, 1997
-----------------------------  Officer and Director (Principal
     (R. Theodore Ammon)       Executive Officer)


/s/ Edward T. Reilly           President, Chief Operating         March 24, 1997
-----------------------------  Officer and Director (Principal
     (Edward T. Reilly)        Operating Officer)


/s/ Richard L. Ritchie         Executive Vice President and       March 24, 1997
-----------------------------  Chief Financial Officer
     (Richard L. Ritchie)      (Principal Financial and
                               Accounting Officer)


/s/ Leon D. Black              Director                           March 19, 1997
-----------------------------
     (Leon D. Black)

/s/ Peter G. Diamandis         Director                           March 25, 1997
-----------------------------
     (Peter G. Diamandis)

/s/ Robert M. Kimmitt          Director                           March 25, 1997
-----------------------------
     (Robert M. Kimmitt)

/s/ Joan D. Manley             Director                           March 25, 1997
-----------------------------
     (Joan D. Manley)

/s/ Newton N. Minow            Director                           March 25, 1997
-----------------------------
     (Newton N. Minow)

/s/ Edward M. Yorke            Director                           March 25, 1997
-----------------------------
     (Edward M. Yorke)

                         BIG FLOWER PRESS HOLDINGS, INC.

                              INDEX TO CONSOLIDATED
                       FINANCIAL STATEMENTS AND SCHEDULES

1.    Financial Statements:

F-2   Independent Auditors' Report.

F-3   Consolidated Balance Sheets - December 31, 1996 and 1995.

F-4 Consolidated Statements of Operations for the Year Ended December 31, 1996, the Six Months Ended December 31, 1995, the Year Ended June 30, 1995 and the 323 Days Ended June 30, 1994.

F-5 Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 1996, the Six Months Ended December 31, 1995, the Year Ended June 30, 1995 and the 323 Days Ended June 30, 1994.

F-6 Consolidated Statements of Cash Flows for the Year Ended December 31, 1996, the Six Months Ended December 31, 1995, the Year Ended June 30, 1995 and the 323 Days Ended June 30, 1994.

F-8   Notes to Consolidated Financial Statements.

2.    Financial Statement Schedules:

F-24  Independent Auditors' Report on Financial Statement Schedules.

F-25 I. Condensed Financial information of Big Flower for the Year Ended December 31, 1996, the Six Months Ended December 31, 1995, the Year Ended June 30, 1995 and the 323 Days Ended June 30, 1994.

F-29 II. Valuation and Qualifying Accounts and Reserves for the 323 Days Ended June 30, 1994, the Year Ended June 30, 1995, the Six Months Ended December 31, 1995 and the Year Ended December 31, 1996.

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
  Big Flower Press Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Big Flower Press Holdings, Inc. and subsidiaries ("Big Flower") as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996, the six months ended December 31, 1995, the year ended June 30, 1995, and the 323 days ended June 30, 1994. These financial statements are the responsibility of Big Flower's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big Flower at December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996, the six months ended December 31, 1995, the year ended June 30, 1995, and the 323 days ended June 30, 1994 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Baltimore, Maryland
February 14, 1997

                          INDEPENDENT AUDITORS' CONSENT
            to Incorporation by Reference to Registration Statements
                            on Form S-3 and Form S-8

We consent to the reference in Big Flower Press Holdings, Inc.'s Registration Statement No. 333-14637 on Form S-8 and Registration No. 033-97082 on Form S-3 of our report dated February 14, 1997 and appearing on page F-2 of the Annual Report on Form 10-K for the year ended December 31, 1996.

DELOITTE & TOUCHE LLP
Baltimore, Maryland
March 25, 1997

BIG FLOWER PRESS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

==============================================================================================
                                                                            December 31,
In thousands, except per share data and share amounts                    1996          1995
==============================================================================================
ASSETS
Current Assets:
     Cash and cash equivalents                                        $   4,200     $   9,172
     Accounts receivable, net of allowance for doubtful
          accounts of $8,580 and $7,768, respectively                   105,270       136,547
     Inventories                                                         30,126        43,055
     Prepaid expenses and other current assets                            5,622         5,693
     Deferred income taxes and income tax receivable                     17,286        22,872
                                                                      ---------     ---------
          Total current assets                                          162,504       217,339
Property, plant and equipment, net of accumulated
     depreciation of $87,993 and $53,133, respectively                  296,426       145,323
Other assets, net of accumulated amortization
     of $47,168 and $32,885, respectively                               290,812       210,731
                                                                      ---------     ---------
          TOTAL ASSETS                                                $ 749,742     $ 573,393
                                                                      =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable                                                                  $  18,119
     Current portion of long-term debt                                $   1,376         4,070
     Accounts payable                                                   116,513       112,101
     Compensation and benefits payable                                   38,087        18,823
     Other current liabilities                                           37,349        34,429
                                                                      ---------     ---------
          Total current liabilities                                     193,325       187,542
Revolving credit facility                                               227,365       144,500
Long-term debt, net of current portion                                  203,401       129,661
Deferred income taxes                                                    13,073        15,833
Other long-term liabilities                                              16,228        10,370
                                                                      ---------     ---------
          Total liabilities                                             653,392       487,906
                                                                      ---------     ---------

Common stock subject to redemption                                                      1,011
                                                                                    ---------
Stockholders' equity:
     Common stock - authorized 50,000,000; $.01 par value; issued
       16,880,061 and 15,495,398, respectively                              169           155
     Class B common stock - authorized 2,500,000; $.01 par value;
       issued 1,738,692                                                      17            17
     Additional paid-in capital                                         119,019       102,300
     Accumulated deficit                                                (21,514)      (16,151)
     Other                                                               (1,341)       (1,845)
                                                                      ---------     ---------
          Total stockholders' equity                                     96,350        84,476
                                                                      ---------     ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 749,742     $ 573,393
                                                                      =========     =========

See Notes to Consolidated Financial Statements.

BIG FLOWER PRESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share amounts
--------------------------------------------------------------------------------

                                                     Year           Six Months          Year             323 Days
                                                    Ended             Ended             Ended             Ended
                                                 December 31,      December 31,        June 30,          June 30,
                                                     1996              1995              1995              1994
Net sales                                        $  1,201,860      $    546,840      $    920,149      $    587,630
Operating expenses:
     Costs of production                              971,789           459,788           775,033           497,570
     Selling, general and administrative              107,483            28,680            51,417            35,822
     Depreciation                                      34,756            10,533            20,869            12,937
     Amortization of intangibles                       17,003             8,100            22,118            15,813
     Merger costs                                       1,486
                                                 ------------      ------------      ------------      ------------
                                                    1,132,517           507,101           869,437           562,142
                                                 ------------      ------------      ------------      ------------
Operating income                                       69,343            39,739            50,712            25,488
                                                 ------------      ------------      ------------      ------------
Other expenses (income):
     Interest expense                                  37,967            20,670            40,889            21,671
     Interest income                                     (712)             (442)             (279)              (53)
     Loss on sale of Webcraft Games, Inc.              14,277
     Other, net                                        12,813             5,749             2,390             2,506
     Preferred dividends of a subsidiary                                  1,068             2,444             1,913
                                                 ------------      ------------      ------------      ------------
                                                       64,345            27,045            45,444            26,037
                                                 ------------      ------------      ------------      ------------
Income (loss) before income taxes                       4,998            12,694             5,268              (549)
Income tax expense                                      8,283             6,203             6,880             2,728
                                                 ------------      ------------      ------------      ------------
Income (loss) before extraordinary
  item                                                 (3,285)            6,491            (1,612)           (3,277)
Extraordinary item, net of income
  taxes of $1,400 and $11,300, respectively            (2,078)          (19,248)
                                                 ------------      ------------      ------------      ------------
Net loss                                         $     (5,363)          (12,757)     $     (1,612)     $     (3,277)
                                                 ============                        ============      ============
Premium on redemption of
  preferred stock of a subsidiary                                        (1,682)
                                                                   ------------
Net loss attributable to common stockholders                       $    (14,439)
                                                                   ============

Income (loss) per common and
  common equivalent share:
  Income (loss) before extraordinary
    item                                         $      (0.18)     $       0.34      $      (0.13)     $      (0.29)
  Extraordinary item, net                               (0.11)            (1.38)
                                                 ------------      ------------      ------------      ------------
  Net loss                                       $      (0.29)     $      (1.04)     $      (0.13)     $      (0.29)
                                                 ============      ============      ============      ============
  Weighted average shares
    outstanding                                    18,314,654        13,919,244        12,458,104        11,294,258
                                                 ============      ============      ============      ============

See Notes to Consolidated Financial Statements.

BIG FLOWER PRESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

In thousands, except share amounts
--------------------------------------------------------------------------------

                                                                                                                       Sub-
                                                                          Additional      Accum-      Stockholder    cription
                                               Shares         Common        Paid-In       ulated         Note         Notes
                                            Outstanding        Stock        Capital       Deficit      Receivable   Receivable
                                             ----------      --------      ---------      --------      -------      --------
BALANCE, AUGUST 12, 1993                      3,975,000      $     40      $  15,460
  Adjustments for Scanforms
    pooling of interests                      1,549,489            15          1,408      $  1,495     $   (407)
                                             ----------      --------      ---------      --------      -------      --------
BALANCE, AUGUST 12, 1993, as restated         5,524,489            55         16,868         1,495         (407)
  Stock split (1.072472 to 1)                   288,076             3             (3)
  Issuance of common stock                      612,344             6          4,709
  Net loss, as restated                                                                     (3,277)
                                             ----------      --------      ---------      --------      -------      --------
BALANCE, JUNE 30, 1994                        6,424,909            64         21,574        (1,782)        (407)
  Net loss, as restated                                                                     (1,612)
  Unearned compensation                                                        1,412
  Amortization of unearned compensation
  Reclassification of common
    stock subject to redemption                                               (1,340)
                                             ----------      --------      ---------      --------      -------      --------
BALANCE, JUNE 30, 1995                        6,424,909            64         21,646        (3,394)        (407)
  Stock split (2 to 1)                        4,875,420            49            (49)
  Net issuance of common stock                5,500,000            55         80,355
  Net loss, as restated                                                                    (12,757)
  Premium on redemption of preferred
    stock of a subsidiary                                                     (1,682)
  Amortization of unearned compensation
  Reclassification of common
    stock subject to redemption                 433,761             4          2,030                                 $   (263)
                                             ----------      --------      ---------      --------      -------      --------
BALANCE, DECEMBER 31, 1995                   17,234,090           172        102,300       (16,151)        (407)         (263)
  Issuance of common stock                      894,579             9         15,212
  Net loss                                                                                  (5,363)
  Amortization of unearned compensation
  Repayment of note                                                                                           6           190
  Reclassification of common stock
    subject to redemption                       488,584             5          1,504                                     (495)
  Stock option exercise                           1,500                            3
                                             ----------      --------      ---------      --------      -------      --------
BALANCE, DECEMBER 31, 1996                   18,618,753      $    186      $ 119,019      $(21,514)     $  (401)     $   (568)
                                             ==========      ========      =========      ========      =======      ========

                                                Unearned
                                                 Compen-
                                                 sation        Total
                                                --------      -------
BALANCE, AUGUST 12, 1993                                     $ 15,500
  Adjustments for Scanforms
    pooling of interests                                        2,511
                                                --------      -------
BALANCE, AUGUST 12, 1993, as restated                          18,011
  Stock split (1.072472 to 1)
  Issuance of common stock                                      4,715
  Net loss, as restated                                        (3,277)
                                                --------      -------
BALANCE, JUNE 30, 1994                                         19,449
  Net loss, as restated                                        (1,612)
  Unearned compensation                         $ (1,412)
  Amortization of unearned compensation               96           96
  Reclassification of common
    stock subject to redemption                                (1,340)
                                                --------      -------
BALANCE, JUNE 30, 1995                            (1,316)      16,593
  Stock split (2 to 1)
  Net issuance of common stock                                 80,410
  Net loss, as restated                                       (12,757)
  Premium on redemption of preferred
    stock of a subsidiary                                      (1,682)
  Amortization of unearned compensation              141          141
  Reclassification of common
    stock subject to redemption                                 1,771
                                                --------      -------
BALANCE, DECEMBER 31, 1995                        (1,175)      84,476
  Issuance of common stock                                     15,221
  Net loss                                                     (5,363)
  Amortization of unearned compensation              803          803
  Repayment of note                                               196
  Reclassification of common stock
    subject to redemption                                       1,014
  Stock option exercise                                             3
                                                --------      -------
BALANCE, DECEMBER 31, 1996                      $   (372)     $96,350
                                                ========      =======

See Notes to Consolidated Financial Statements.

BIG FLOWER PRESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
--------------------------------------------------------------------------------

                                                            Year         Six Months        Year        323 Days
                                                            Ended           Ended         Ended         Ended
                                                          December 31,   December 31,    June 30,      June 30,
                                                            1996            1995           1995          1994
CASH FLOWS FROM OPERATING
   ACTIVITIES:
     Net loss                                             $  (5,363)     $(12,757)     $  (1,612)     $  (3,277)
     Adjustments to reconcile net
     loss to net cash provided by
     operating activities:
          Provision for doubtful accounts                       658         2,538          1,770           (296)
          Deferred income taxes                               2,548             5         (5,348)           487
          Depreciation and amortization                      51,759        18,633         42,987         28,750
          Deferred interest                                     144         3,603          7,768          2,375
          Amortization of deferred financing costs            3,002         1,598          3,494          1,958
          Preferred dividends of a subsidiary                               1,068          2,444          1,913
          (Gain) loss on disposition of property,
            plant and equipment                                 315           219            409           (543)
          Cost of accounts receivable sales                   5,300
          Loss on sale of Webcraft Games, Inc.               14,277
          Extraordinary item, net                             2,078        19,248
     Changes in operating assets and liabilities
     (excluding effect of acquisitions):
          Decrease (increase) in accounts receivable          4,580       (28,922)         4,794        (18,006)
          Proceeds from sale of accounts receivable          91,567
          Decrease (increase) in inventories                 26,371         6,677        (23,655)          (113)
          Decrease (increase) in prepaid expenses
          and other current assets                            2,423          (996)         2,665           (909)
          (Increase) decrease in other assets                (4,933)          547             47            575
          (Decrease) increase in accounts payable,
          compensation and benefits payable
          and other liabilities                             (58,790)       16,420         11,834         18,600
                                                          ---------      --------      ---------      ---------
     Net cash provided by operating activities              135,936        27,881         47,597         31,514
                                                          ---------      --------      ---------      ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
     Capital expenditures                                   (55,391)      (16,812)        (8,496)        (6,133)
     Proceeds from sale of property, plant
       and equipment and divested assets                      6,681           344          1,479          1,107
     Collection of related-party notes                            5             2              4         17,796
     Purchase of other tangible assets                                                                 (102,356)
     Acquisitions of business, net of cash
       acquired                                            (122,144)       (2,584)                     (180,637)
                                                          ---------      --------      ---------      ---------
     Net cash used in investing activities                 (170,849)      (19,050)        (7,013)      (270,223)
                                                          ---------      --------      ---------      ---------
                                                                                                     (Continued)

See Notes to Consolidated Financial Statements.

BIG FLOWER PRESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
--------------------------------------------------------------------------------

                                                  Year         Six Months        Year        323 Days
                                                  Ended           Ended         Ended         Ended
                                                December 31,   December 31,    June 30,      June 30,
                                                  1996            1995           1995          1994
CASH FLOWS FROM FINANCING
  ACTIVITIES:
     Payments for long-term debt                (153,514)      (200,046)       (6,999)       (59,682)
     Proceeds from issuance of long-term
       debt                                       75,000            255         4,187        288,327
     Net borrowings (repayments) under
       lines of credit                            82,865        134,253       (30,777)        21,671
     Increase (decrease) in cash overdraft        26,713         10,215        (5,698)        (8,542)
     Deferred financing costs                     (1,313)        (7,306)         (302)       (21,787)
     Proceeds from issuance of common
       stock                                         190         80,410           572         22,089
     Other                                                                       (772)          (101)
     Purchase of redeemable preferred
       stock of a subsidiary                                    (22,107)
                                               ---------      ---------      --------      ---------
          Net cash provided by (used in)
          financing activities                    29,941         (4,326)      (39,789)       241,975
                                               ---------      ---------      --------      ---------
NET (DECREASE) INCREASE  IN
  CASH AND CASH EQUIVALENTS                       (4,972)         4,505           795          3,266

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              9,172          4,667         3,872            606
                                               ---------      ---------      --------      ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                $   4,200      $   9,172      $  4,667      $   3,872
                                               =========      =========      ========      =========
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
          Interest paid                        $  34,835      $  23,343      $ 26,983      $  12,180
          Income taxes paid                    $  10,494      $   7,098      $  9,261      $   2,023

See Notes to Consolidated Financial Statements.

BIG FLOWER PRESS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Big Flower Press Holdings, Inc. ("Big Flower", and together with its subsidiaries, the "Company") is a leading advertising and marketing services company with three principal operating units: Treasure Chest Advertising Company, Inc. ("TC Advertising"), Webcraft Technologies, Inc. ("Webcraft"), and Laser Tech Color, Inc. ("Laser Tech"). TC Advertising is a leading producer of advertising insert programs for leading retailers and produces TV listing magazines, Sunday comics, Sunday magazines and special supplements for many of the most widely circulated U. S. newspapers. Webcraft is a market leader in producing highly customized direct mail and specialty advertising products such as commercial games and fragrance samplers. Laser Tech is a leading provider of outsourced, digital premedia and content management services to retailers, advertising agencies, and consumer product companies. The Company and its subsidiaries operate in the advertising and marketing services area. On August 12, 1993, the Company acquired TC Advertising (the "TCA Acquisition"). Prior to the TCA Acquisition, the Company did not have any significant assets or liabilities or engage in any activities other than those incident to the Company's formation, the acquisition and the financing related to the TCA Acquisition.

      The financial statements of the Company have been restated, for all periods presented, for the merger with Scanforms, hereinafter defined, on October 4, 1996.

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

      Cash and Cash Equivalents - Cash equivalents include all investments with initial maturities of 90 days or less.

      Inventories - Inventories are priced at the lower of cost or market. Cost has been determined on the first-in, first-out method.

      Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the remaining terms of the leases for leasehold improvements, whichever is shorter.

      Intangible Assets - The Company periodically reviews the recoverability of intangible assets to determine if there has been any permanent impairment. This assessment is performed based on the estimated future cash flows compared with the carrying value of the asset. If impairment is indicated, a writedown to fair value (normally measured by discounting estimated cash flows) would be taken.

      Income Taxes - The Company accounts for income taxes using Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards.

      Net Income (Loss) per Common and Common Equivalent Share - Per share information is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options using the treasury stock method. Common equivalent shares for all common stock and options issued within one year prior to the Offering, hereinafter defined, have been calculated using the treasury stock method and have been treated as outstanding for all periods prior to the Offering. Per share information for all periods has been retroactively adjusted to reflect the 2 for 1 stock split immediately prior to the Offering. Supplemental income per share before extraordinary item for the six months ended December 31, 1995 reflecting the impact of the Offering and related transactions was $0.56.

      Fair Value of Financial Instruments:

         Cash and Cash Equivalents, Accounts Receivable and Accounts Payable - The carrying amounts approximate fair value because of the short maturities of these instruments.

         Revolving Credit Facility and Term Loan - The carrying amounts approximate fair value because their interest rates are based on variable reference rates.

         Long-Term Debt (Excluding Revolving Credit Facility and Term Loan) - The aggregate fair value at December 31, 1996 and 1995 approximates $133.9 million and $134.3 million, respectively.

      Concentration of Credit Risk - Financial instruments which subject the Company to credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts.

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

      New Accounting Pronouncements - The Company is required to adopt SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" for transfers and servicing of financial assets and extinguishments of liabilities after December 31, 1996. Management does not believe this statement will have a material effect on the financial statements.

      Reclassifications - Certain amounts for prior periods have been reclassified to conform to the current period presentation.

2.    ACQUISITIONS

      On January 24, 1994 and March 16, 1994, Big Flower entered into definitive agreements (the "Agreements") to acquire Retail Graphics Holding Company ("Retail Graphics") and KTB Associates, Inc. ("KTB"), respectively.

      Pursuant to the Agreements on April 27, 1994, TC Advertising acquired (i) all of the issued and outstanding shares of common stock of Retail Graphics for an aggregate consideration of $39.1 million; (ii) certain printing equipment leased by Retail Graphics from D. Enterprises, Inc., an affiliate of Retail Graphics, for an aggregate consideration of $32.4 million; (iii) all of the issued and outstanding shares of common stock of KTB for an aggregate consideration of $34.6 million and (iv) certain fee interests in real property from Tomsons Properties and TKB Properties, affiliates of KTB, for an aggregate consideration of $4.8 million. Assets acquired, excluding intangible assets, totaled $139.7 million and liabilities assumed were $63.4 million.

      On November 27, 1995, the Company acquired Laser Tech. The purchase price was comprised of (i) $3.0 million paid on the closing date of such transaction, (ii) a $13.6 million note which matured in January 1996 and
      (iii) and a $4.5 million note which converted into 281,250 shares of common stock in January 1996. Assets acquired, excluding intangible assets, totaled $34.7 million and liabilities assumed were $13.6 million.

      On March 19, 1996, the Company acquired Webcraft for approximately $111.0 million, of which (i) approximately $4.0 million represented a portion of the proceeds received by Webcraft in connection with the settlement of a certain patent litigation and (ii) $4.8 million was deposited in escrow to fund any claims for indemnification of the Company. Assets acquired, excluding intangible assets, were $198.1 million and liabilities assumed were $156.4 million.

      During the fourth quarter of 1996, the Company consummated the acquisition of all of the outstanding capital stock of PrintCo., Inc. ("PrintCo"), Pacific Color Connection, Inc. ("Pacific Color"), Designer Color Systems, Ltd. ("Designer Color") and Digital Dimensions, Inc. ("Digital Dimensions"). The aggregate purchase price of these acquisitions was approximately $46.5 million in cash, a $2 million note and .5 million shares of common stock with an approximate market value of $9 million. Assets acquired, excluding intangible assets, totaled $67.9 million and liabilities assumed were $41.9 million.

      The acquisitions of KTB, Retail Graphics, Laser Tech, Webcraft, PrintCo, Pacific Color, Designer Color and Digital Dimensions have been accounted for as purchases. The cost has been allocated to the acquired companies' assets and liabilities based on their relative fair values as of the closing dates of the acquisitions, based on valuations and other studies. A portion of the excess of the purchase cost over the historical book value of the net assets acquired was allocated to specific identified intangibles and the remainder, representing goodwill of $173.4 million is being amortized over 40 years. The valuation and other studies for PrintCo, Pacific Color, Designer Color and Digital Dimensions are not yet complete. Management does not believe any adjustments will be material.

      Subsequent to the acquisition of each of Webcraft and PrintCo, the Company decided to repurchase substantially all of their respective outstanding debt at a premium which generated an aggregate extraordinary loss of $2.1 million, net of aggregate income tax benefit of $1.4 million.

      The following supplemental unaudited pro forma information has been prepared as though the acquisitions of Laser Tech, Webcraft, PrintCo, Pacific Color, Designer Color and Digital Dimensions had occurred at January 1, 1995 (in thousands, except per share data):

        Net sales                                   $ 1,357,101   $ 1,418,659
        Income before extraordinary item                  1,775        12,348
        Net loss                                           (304)       (6,900)
        Net loss per common and common
          equivalent share                                (0.02)        (0.49)


      On October 4, 1996, Big Flower consummated the acquisition of Scanforms, Inc., a Delaware corporation ("Scanforms"), as a result of which Scanforms became a wholly owned subsidiary of Webcraft. Big Flower issued rights to receive 1,549,489 full shares of its common stock in exchange for all the outstanding common stock of Scanforms. The merger of Scanforms was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the results of Scanforms for all periods presented.

      Combined and separate results of Big Flower and Scanforms during the periods preceding the merger were as follows (in thousands):

                                      Nine Months           Six Months                                  323 Days
                                         Ended                Ended               Year Ended              Ended
                                      September 30,        December 31,            June 30,              June 30,
                                          1996                1995                   1995                  1994
       Net sales:
         Big Flower                    $ 822,046             $ 532,352             $ 896,595             $ 565,046
         Scanforms                        22,240                14,488                23,554                22,584
                                       ---------             ---------             ---------             ---------
         As restated                   $ 844,286             $ 546,840             $ 920,149             $ 587,630
                                       =========             =========             =========             =========

       Extraordinary item:
         Big Flower                    $   1,892             $  19,248
         Scanforms
                                       ---------             ---------
         As restated                   $   1,892             $  19,248
                                       =========             =========

       Net income (loss):
         Big Flower                    $  (2,257)            $ (14,192)            $  (3,046)            $  (4,442)
         Scanforms                         1,533                 1,435                 1,434                 1,165
                                       ---------             ---------             ---------             ---------
         As restated                   $    (724)            $ (12,757)            $  (1,612)            $  (3,277)
                                       =========             =========             =========             =========

3.    RECAPITALIZATION AND OFFERING

      On November 22, 1995, Big Flower consummated an initial public offering (the "Offering") of 6,724,688 shares of its common stock, of which 5,500,000 shares were sold by Big Flower and 1,224,688 shares were sold by selling stockholders. The net proceeds of the Offering to Big Flower of $80.3 million were used to redeem on a pro rata basis at a premium, a portion of the 13-1/2% senior discount notes due 2004 (the "13-1/2% Notes"), and a portion of each of the 10-3/4% Notes, as defined in Note 9, and of the BFP Notes, as defined in Note 9. The remainder of the net proceeds, together with borrowings under the New

      Credit Agreement as defined in Note 9, were used to purchase at a premium the remaining balance of the 13-1/2% Notes, purchase all of Big Flower's 11% debentures due on August 2, 2005 (the "11% Debentures") at 100% of principal amount, repay all amounts owed under TC Advertising's amended credit agreement, purchase all outstanding shares of the Company's preferred stock and terminate the Company's interest rate swap agreements (see Note 9). The termination of the swap agreements and the repayment of the 13-1/2% Notes, the 10-3/4% Notes, the BFP Notes and the amended credit agreement generated an extraordinary loss of $19.2 million (net of income tax benefit of $11.3 million), for the premiums and the deferred financing costs associated with the amounts repaid.

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

4.    SALE OF WEBCRAFT GAMES, INC.

      On December 23, 1996, Webcraft sold the stock of its lottery production division, Webcraft Games, Inc. ("Games") for approximately $6.7 million in cash, subject to post closing adjustments based on the net working capital of Games. A loss of approximately $14.3 million was recorded in the fourth quarter in connection with the sale.

5.    ACCOUNTS RECEIVABLE

      Accounts receivable are summarized as follows (in thousands):

                                            December 31,     December 31,
                                               1996              1995

      Trade - billed                         $  90,989         $ 135,350
      Trade - unbilled                          13,786             6,524
      Other receivables                          9,075             2,441
                                             ---------         ---------
                                               113,850           144,315
      Allowance for doubtful accounts           (8,580)           (7,768)
                                             ---------         ---------
                                             $ 105,270         $ 136,547
                                             =========         =========

      In addition to the Company's obligations under the Restated Credit Agreement (hereinafter defined), on October 4, 1996 the Company entered into a six-year agreement (the "A/R Securitization") pursuant to which it may sell fractional undivided beneficial interests in a designated pool of certain eligible accounts receivable. The maximum allowable amount of receivables to be sold is $150 million. The amount outstanding at any measurement date varies based upon the level of eligible receivables. Under the terms of the agreement, the Company has retained substantially the same risk of credit loss as if the receivables had not been sold and, accordingly, the full amount of the allowance for doubtful accounts has been retained. At December 31, 1996, a $79.8 million interest had been sold under the A/R Securitization and is reflected as a reduction of accounts receivables. Fees of this program vary based on a Eurodollar rate plus an average margin of 3/8% per annum on the amount of interest sold. This rate is lower than the rate under the Company's existing credit agreement (see Note 9). These costs, which were approximately $5.3 million for the year ended December 31, 1996, are included in other, net in the accompanying consolidated statements of operations.

6.    INVENTORIES

      Inventories are summarized as follows (in thousands):

                                 December 31,  December 31,
                                    1996          1995

       Paper                       $22,315      $38,823
       Ink                           1,040        1,468
       Other                         6,771        2,764
                                   -------      -------
                                   $30,126      $43,055
                                   =======      =======


7.    PROPERTY, PLANT AND EQUIPMENT

      The cost and the related useful lives used are as follows (in thousands):

                                                 Estimated
                                                 Useful Life     December 31,    December 31,
                                                 (in Years)         1996            1995

        Land                                                      $  6,952        $  3,769
        Machinery and equipment                    5 to 12         268,899         140,910
        Buildings and leasehold improvements       3 to 30          62,104          34,341
        Furniture and fixtures                     5 to 10           9,036           6,445
        Vehicles                                    3 to 4           1,198             472
        Construction in progress and deposits
          on equipment purchases                                    36,230          12,519
                                                                  --------        --------
                                                                   384,419         198,456
        Accumulated depreciation and
          amortization                                             (87,993)        (53,133)
                                                                  --------        --------
                                                                  $296,426        $145,323
                                                                  ========        ========

8.    OTHER ASSETS

      Other assets are summarized below and are primarily amortized using the straight-line method over the following periods (in thousands):

                                                    December 31,    December 31,
                                       Years            1996            1995

         Customer backlog              1 to 2                          $  3,050
         Ink contracts                   7.5         $   7,799            7,799
         Deferred financing fees       6 to 7           14,899           13,950
         Non-compete agreements           5             40,085           38,585
         Goodwill                        40            257,429          169,024
                                                      --------         --------
                                                       320,212          232,408
         Accumulated amortization                      (47,168)         (32,885)
                                                      --------         --------
         Net amortizable other assets                  273,044          199,523
         Other                                          17,768           11,208
                                                      --------         --------
                                                      $290,812         $210,731
                                                      ========         ========

9.    REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

      On November 28, 1995, TC Advertising entered into a six-year $350.0 million revolving credit facility (the "New Credit Agreement"). The New Credit Agreement was amended and restated on March 19, 1996 (as amended to date, the "Restated Credit Agreement") to add a $75 million term loan. Big Flower, Webcraft, Laser Tech and their subsidiaries are guarantors under the Restated Credit Agreement and are jointly and severally liable thereunder. The revolving credit facility will be reduced by $33.3 million on the last day of 1998, 1999 and 2000 and will mature on the last day of 2001. Principal payments on the term loan of $0.75 million are due on the last day of 1996 through 2001 and will mature on the last day of 2002. Interest on revolving loans will be payable at TC Advertising's option (a) at a base rate plus a margin which ranges from 0.00% to 1.25% or (b) at a Eurodollar-based rate plus a margin which ranges from 0.50% to 2.25%. Interest on the term loan will be payable at TC Advertising's option (a) at a base rate plus a margin of 1.50% or (b) at a Eurodollar-based rate plus a margin of 2.50%. The Restated Credit Agreement also contains covenant requirements which are customary for such financings. The Restated Credit Agreement restricts the ability of Big Flower subsidiaries to pay dividends to the Company and the Company's ability to pay dividends to its stockholders but allows cash dividends to the Company for operating expenses in the ordinary course of business up to an amount which starts at $10.0 million for the calendar year 1996 and increases 10% each year. Additionally, dividends are permitted (a) to enable the Company to pay interest on the 10-3/4% Notes and the BFP Notes (or refinancing thereof), to pay dividends on certain issuances of preferred stock and to undertake certain debt buybacks and (b) up to 25% of the consolidated net income for the prior year. At December 31, 1996, the annual weighted average interest rate on borrowings under both facilities provided by the Restated Credit Agreement was 7.35%.

      In connection with the acquisition of TC Advertising, the Company issued $150 million of 10-3/4% senior subordinated notes due 2003 (the "10-3/4% Notes"). Interest on the 10-3/4% Notes is payable semiannually on each February 1 and August 1. In connection with the acquisition of KTB and Retail Graphics, the Company issued $40 million of senior subordinated notes due 2003 (the "BFP Notes") at a discount of $2.8 million. The annual effective interest rate on the BFP Notes was 11.74%.

      The 10-3/4% Notes and BFP Notes are subject to certain covenants, including restrictions on dividends, which are customary for such financings.

      In connection with the acquisition of TC Advertising, on August 12, 1993, Big Flower issued $15 million principal amount of the 11% Debentures. Interest on the debentures was payable semiannually on each February 1 and August 1. As permitted by the governing indenture, interest payments could be made, in kind, through the issuance of additional securities on each payment date or cash, subject to certain conditions and requirements.

      In connection with the acquisition of KTB and Retail Graphics, Big Flower issued $76.5 million principal amount of the 13-1/2% Notes at a substantial discount. The annual effective interest rate on these notes was 14.58%, which was payable semiannually on each April 15 and October 15, commencing on October 15, 1999.

      In connection with the Offering (see Note 3), the 11% Debentures, the 13-1/2% Notes and a portion of each of the 10-3/4% Notes and of the BFP Notes were repaid.

      A summary of long-term debt (excluding the revolving credit facilities) is as follows (in thousands):

                                            December 31,    December 31,
                                               1996            1995

           10-3/4% Notes and BFP Notes      $ 125,166       $ 125,022
           Term loan                           74,250
           Other notes                          5,361           8,709
                                            ---------       ---------
                                              204,777         133,731
           Current portion                     (1,376)         (4,070)
                                            ---------       ---------
                                            $ 203,401       $ 129,661
                                            =========       =========

      Future minimum payments on long-term debt (excluding the revolving credit facility) are as follows (in thousands):

           1998                      $   2,416
           1999                          1,781
           2000                          1,109
           2001                            929
           Thereafter                  197,166
                                      --------
           Total                      $203,401
                                      ========

10.   LEASES

      Facilities and certain equipment are leased under agreements that expire at various dates through 2006. Rental expense under operating leases for the year ended December 31, 1996, the six months ended December 31, 1995, the year ended June 30, 1995, and the 323 days ended June 30, 1994 was $32,691,000, $17,083,000, $28,241,000, and $15,415,000, respectively.
      Minimum annual rentals under all noncancelable operating leases (net of subleases) are as follows (in thousands):

         1997                                 $ 31,182
         1998                                   23,546
         1999                                   18,688
         2000                                   12,002
         2001                                    7,287
         Thereafter                             14,165
                                              --------
                                              $106,870
                                              ========

      Commitments under the lease agreements also extend in most instances to property taxes, insurance and maintenance and certain leases contain escalation clauses and extension options.

11.   INCOME TAXES

      The provision (benefit) for income taxes consists of the following components (in thousands):

                                                           Six Months        Year         323 Days
                                             Year Ended      Ended           Ended         Ended
                                             December 31,  December 31,     June 30,      June 30,
                                                1996          1995           1995          1994
          Current:
            Federal                           $  (741)      $  4,642       $  8,561       $   854
            State                                (317)         1,556          3,667         1,387
                                              -------       --------       --------       -------
                                               (1,058)         6,198         12,228         2,241
                                              -------       --------       --------       -------
          Deferred:
            Federal                             8,938            123         (3,644)          (26)
            State                                 403           (118)        (1,704)          513
                                              -------       --------       --------       -------
                                                9,341              5         (5,348)          487
                                              -------       --------       --------       -------
          Total provision for income tax      $ 8,283       $  6,203       $  6,880       $ 2,728
                                              =======       ========       ========       =======

      The following is a reconciliation, stated as a percentage of pretax income
      (loss), of the U.S. statutory federal income tax rate to the effective tax rate:

                                                                   Six Months       Year       323 Days
                                                     Year Ended      Ended         Ended        Ended
                                                    December 31,   December 31,    June 30,     June 30,
                                                       1996          1995           1995         1994

         Income taxes computed at                      35.0%         35.0%          35.0%       (35.0)%
           federal statutory rate
         Amortization and write-off of goodwill        97.7           5.5           39.1        169.3
         Preferred dividends of a
           subsidiary                                                 3.4           19.8        144.4
         State income taxes, net of
           federal income tax benefits                 20.2           3.1           28.4        167.3
         Original issue discount                                      1.3            7.3
         Non deductible acquisition expenses            9.7
         Other non deductible expenses                  3.0           0.6            1.0         50.9
                                                      -----          ----          -----        -----
                                                      165.6%         48.9%         130.6%       496.9%
                                                      =====          ====          =====        =====

      The increase in effective tax rate for the year ended December 31, 1996 is principally attributable to the goodwill write-off associated with the sale of Games.

      At June 30, 1996, alternative minimum tax credit carryforwards were approximately $5 million, state investment tax credit carryforwards were approximately $1.5 million (which expire at June 30, 2001), and federal net operating loss carryforwards were approximately $51 million (which expire at various dates through 2010).

      The tax effects of significant items comprising the Company's deferred income taxes are as follows (in thousands):

                                                      December 31,  December 31,
                                                         1996           1995

      Tax credit carryfoward                            $  7,158     $  3,630
      Net operating loss carryforward                     13,870        1,202
      Bad debt reserve                                     3,869        3,200
      Nonqualified plan                                    3,515        2,210
      Workers' compensation                                3,737        2,295
      Health insurance                                     1,328          990
      Other deductible differences                        13,273        8,508
      Relocation accrual                                     574        1,629
                                                        --------     --------
                                                          47,324       23,664
                                                        --------     --------
      Depreciation                                       (34,936)     (24,303)
      Intangible assets                                     (267)        (248)
      Other taxable differences                           (1,647)      (1,657)
                                                        --------     --------
                                                         (36,850)     (26,208)
                                                        --------     --------
      Valuation allowance                                 (6,261)      (1,124)
                                                        --------     --------
      Net deferred income tax asset and (liability)     $  4,213     $ (3,668)
                                                        ========     ========

      The change in the valuation allowance is a result of acquisitions in the current year.

12.   COMMITMENTS AND CONTINGENCIES

      The Company has letters of credit of $14.5 million outstanding at December 31, 1996. A significant portion of the letters of credit relate to Games. See Note 4. As part of the sale of Games, the purchaser is required to issue substitute letters of credit at which time the Company will be released from such letters of credit. The remainder of the letters of credit relate to worker's compensation programs.

      Certain key employees are covered under severance plan agreements requiring varying payouts upon termination under certain circumstances.

      Certain claims, suits and allegations that arise in the ordinary course of business and certain environmental claims have been filed or are pending against the Company. Management believes that all such matters in the aggregate would not have a material effect on the Company's consolidated financial position or results of operations if disposed of unfavorably.

13.   EMPLOYEE STOCK OWNERSHIP TRUST

      TC Advertising had an employee stock ownership plan for the benefit of employees, which terminated in 1995. Under the terms of the plan, contributions were made to an employee stock ownership trust ("ESOT") at the discretion of TC Advertising's Board of Directors. The ESOT agreement required the trust assets to be invested primarily in common stock of TC Advertising. During the 323 days ended June 30, 1994, TC Advertising contributed $3.6 million to the ESOT.

14.   RETIREMENT PLANS

      The Company maintains defined benefit pension plans covering substantially all the employees of Webcraft. Webcraft Retirement Income Plan benefits are generally calculated according to a benefit formula based on age, total years and months of credited service and last five years average compensation. Webcraft Service Related Pension Plan benefits are calculated by multiplying years of credited service times a specific dollar amount. The Company's policy is to fund the Employee Retirement Income Security Act minimum required contribution. Net periodic pension cost for the year ended December 31, 1996 included the following components (in thousands):

          Service costs                                    $ 708
          Interest cost                                      945
          Actual return on assets                           (836)
                                                           -----
          Net periodic pension cost                        $ 817
                                                           =====

      The funded status of the Webcraft plans at December 31, 1996 is presented below (in thousands):

        Actuarial present value of benefit obligations:
             Vested benefit obligation                                   $16,222
             Nonvested benefit obligation                                    399
                                                                         -------
             Accumulated benefit obligation                              $16,621
                                                                         =======

             Projected benefit obligation                                $17,322
             Plan assets at fair value                                    13,214
                                                                         -------
             Projected benefit obligations in excess of plan assets        4,108
             Unrecognized gain                                               892
                                                                         -------
             Accrued pension liability                                   $ 5,000
                                                                         =======

      The valuation of the projected benefit obligation of the plans at December 31, 1996 assumed a weighted average discount rate of 7.75%, expected long term rate of return of 9% and annual compensation increase rate of 3.75%. Plan assets consist of a variety of insurance company separate accounts which invest primarily in common stock and corporate and government debt securities.

      TC Advertising maintains a Supplemental Executive Retirement Plan to provide benefits to certain management and highly compensated employees. Amounts under this unfunded defined benefit plan vest at 10% per year beginning with the participants' sixth year of service. Benefits are payable after the participants reach age 65. Participants may elect early retirement benefits beginning at age 62 or after attaining 15 years of service and 55 years of age. The liability under this plan is accrued over the participants' remaining periods of employment so that, on the date of their retirement, the then-present value of the annual future payments will have been accrued. Retirement plan expense was approximately $257,000, $578,000, $600,000 and $450,000 for the 323 days ended June 30,
      1994, the year ended June 30, 1995, the six months ended December 31, 1995, and the year ended December 31, 1996, which included interest costs of approximately $158,000, $352,000, $199,000, and $315,000 respectively.
      Included in other long-term liabilities in the accompanying balance sheet as of December 31, 1996 and 1995 are $6,102,000 and $5,874,000,
      respectively, representing the projected actuarial present value of the unfunded benefit obligation related to this plan. As of December 31, 1996 and 1995, a discount rate of 7.0% was used in determining this benefit obligation.

      In addition, TC Advertising established a Deferred Compensation Plan, effective February 1, 1994, in which certain management, highly compensated employees and certain former employees may defer up to 100% of their total compensation through the date of their retirement. Included in long-term liabilities in the accompanying balance sheet as of December 31, 1996 and 1995 is $2,137,000 and $1,325,000, respectively, representing deferred compensation.

      401(k) Plan - The Company maintains 401(k) and other investment plans for eligible employees. The Company recorded $1,233,000, $2,426,000, $1,383,000 and $3,135,000 in expense for the 323 days ended June 30, 1994, the year ended June 30, 1995, the six months ended December 31, 1995, and the year ended December 31, 1996, respectively.

15.   OTHER, NET

      Other, net consisted of the following (in thousands):

                                                 Year       Six Months       Year     323 Days
                                                Ended         Ended         Ended      Ended
                                              December 31,  December 31,   June 30,   June 30,
                                                 1996          1995          1995       1994
        (Gain) loss on disposition of
          property, plant and equipment        $   368       $  219        $  397     $ (551)
        Cost of A/R Securitization               5,300
        Acquisition financing costs              5,199
        Contribution to ESOT                                                           3,597
        Plant closure                              790        1,600
        Office relocation                                     3,700         1,690
        Other items, net                         1,156          230           303       (540)
                                               -------       ------        ------     ------
                                               $12,813       $5,749        $2,390     $2,506
                                               =======       ======        ======     ======

16.   STOCKHOLDERS' EQUITY

      In connection with the TCA Acquisition, on August 12, 1993, Big Flower received $15,500,000 from the issuance and sale of 1,080,000 and 2,895,000 shares of Class A common stock and Class B common stock at $5.00 and $3.49 per share, respectively.

      During the 323 days ended June 30, 1994, Big Flower's board of directors approved Management Stock Subscription Agreements (the "Subscription Agreements") whereby certain officers, management personnel and key employees purchased 400,000 shares of Big Flower Class C common stock at a price of $5.00 per share. In conjunction with the terms of the Subscription Agreements, Big Flower received $829,000 of 8% promissory notes, due seven years from the date of issuance or upon the earlier termination of the employee's employment with the Company, which are secured by the stock issued. The promissory notes are included in the accompanying balance sheet as a subscription notes receivable. Prior to June 30, 1994, the Company repurchased 21,664 shares of Class C common stock. In connection with the acquisition of KTB and Retail Graphics, the Company issued 67,030 shares of Big Flower Class C common stock to the former shareholders of KTB for $500,000. Also in connection with the acquisition of KTB and Retail Graphics, Big Flower received $4,715,000 from the issuance and sale of 612,344 shares of Class D common stock at $7.70 per share.

      During the year ended June 30, 1995, the Company issued 98,242 additional shares of Class C common stock to certain officers, management personnel and key employees at a price of $7.46 per share and repurchased 111,429 shares of Class C common stock. In connection with the issuance, the Company received $287,000 in 8% promissory notes with the terms described above.

      In connection with the Offering, the Class A common stock was redesignated as common stock; the Class B, Class C and Class D common stock were converted into common stock (except for 869,346 shares of Class B common stock); and the Company declared a 2 for 1 stock split effected in the form of a dividend (see Note 3).

      The Board of Directors declared a dividend distribution of one right (a "Right") for each outstanding share of common stock immediately following the Offering. Each Right entitles the holder to purchase from the Company a unit consisting of one-one-hundredth of a share of Series A Junior Preferred Stock at an exercise price of $55 per unit in an event that certain entities acquire a required percentage of the Company's outstanding stock.

17.   COMMON STOCK SUBJECT TO REDEMPTION AND STOCK AWARD AND INCENTIVE PLAN

      The Big Flower Press Holdings, Inc. Restated 1993 Stock Award and Incentive Plan (the "1993 Stock Plan") authorized options to purchase shares of common stock (Class C common stock for options granted prior to the Offering). Options under the 1993 Stock Plan generally expire in ten years, and become exercisable at varying times. The Class C common stock shares and options were restricted as to their transfer until November 28, 1996. Big Flower also has an option ("Call Option") to repurchase Class C common stock and exercisable Class C common stock options held by any management investor terminated for any reason other than death, permanent disability, or retirement. Under the 1993 Stock Plan, 3,484,114 shares of common stock are authorized for issuance and 1,198,523 are available for issuance.

      The excess of the market value of Class C common shares and options over the related cost and exercise price at the time of issuance was recorded as unearned compensation in a separate component of stockholders' equity and is amortized to expense over the vesting period, which is no more than five years.

      Transactions under the 1993 Stock Plan for the periods indicated were as follows:

                                                                  Weighted
                                                   Number         Average
                                                  of Shares    Exercise Price
          Outstanding at August 12, 1993
          Granted                                  232,000       $    5.00
          Stock split                               16,814
          Expired or canceled                      (12,565)      $    4.66
                                                 ---------
          Outstanding at June 30, 1994             236,249       $    4.66
          Granted                                   70,380       $    7.46
          Expired or canceled                      (25,752)      $    5.29
                                                 ---------
          Outstanding at June 30, 1995             280,877       $    5.29
          Granted                                  300,000       $   16.00
          Stock split                              280,877
                                                 ---------
          Outstanding at December 31, 1995         861,754       $    7.30
          Granted                                  506,953       $   10.59
          Exercised                                 (1,500)      $    2.33
          Expired or canceled                       (3,961)      $   12.63
                                                 ---------
          Outstanding at December 31, 1996       1,363,246       $    8.51
                                                 =========

          Exercisable at December 31, 1996         639,327       $    5.99
                                                 =========

      The exercise price of options outstanding at December 31, 1996 ranges from $.68 to $16.00.

      The Company applies APB Opinion No. 25 and related interpretations in accounting for the 1993 Stock Plan. Accordingly, no compensation has been recognized for the 1993 Stock Plan. Had compensation costs for the 1993 Stock Plan been determined based on the fair value at the grant date forward under that plan consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income would have been reduced to the pro forma amounts below (in thousands except share data):


                                                             Year
                                                             Ended
                                                          December 31,
                                                              1996

           Net loss                      As reported       $  (5,363)
                                         Pro forma         $  (6,521)

           Loss per common and
             common equivalent share:
               Loss before
                 extraordinary item      As reported       $   (0.18)
                                         Pro forma         $   (0.24)
               Net loss                  As reported       $   (0.29)
                                         Pro forma         $   (0.36)

      No adjustment to the Company's net income is required for 1995. The fair value of options granted during 1996 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions, (i) expected volatility of 52.36%, (ii) risk free interest rate of 6.5%, (iii) expected life of 10 years, and (iv) dividend yield of 0%.

18.   QUARTERLY FINANCIAL INFORMATION - UNAUDITED

      Summarized quarterly financial information is as follows (in thousands except for per share data):

                                                         First          Second        Third          Fourth
          Year Ended December 31, 1996,                  Quarter       Quarter        Quarter        Quarter
          as restated
          Net sales                                    $ 229,128       $301,910      $313,248      $ 357,574
          Income (loss) before income taxes               (9,046)         4,811         7,204          2,029
          Income (loss) before extraordinary item         (4,423)         2,556         3,035         (4,453)
          Extraordinary item, net                          1,892                                         186
          Net income (loss)                               (6,315)         2,556         3,035         (4,639)
          Net income (loss) per common and
            common equivalent share:
              Income before extraordinary item             (0.24)          0.14          0.16          (0.25)
              Extraordinary item, net                      (0.10)                                      (0.01)
              Net income (loss)                            (0.34)          0.14          0.16          (0.26)

                                                      First           Second
          Six Months ended December 31, 1995,        Quarter         Quarter
          as restated

          Net sales                                 $ 247,988       $ 298,852
          Income (loss) before income taxes             5,863           6,831
          Income before extraordinary item              2,835           3,656
          Extraordinary item, net                                     (19,248)
          Net income (loss)                             2,835         (15,592)
          Net income per common and common
            equivalent share:
              Income before extraordinary item           0.22            0.13
              Extraordinary item, net                                   (1.27)
              Net income (loss)                          0.22           (1.14)


                                                   First          Second         Third          Fourth
          Year Ended June 30, 1995,               Quarter         Quarter       Quarter         Quarter
          as restated
          Net sales                              $ 215,416       $253,527      $ 212,736       $ 238,470
          Income (loss) before income taxes             99          5,284         (1,037)            922
          Net income (loss)                           (766)         2,816         (1,529)         (2,133)
          Net income (loss) per common
            and common equivalent share              (0.06)          0.23          (0.12)          (0.17)

                                     ******

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
  Big Flower Press Holdings, Inc.:

We have audited the consolidated financial statements of Big Flower Press Holdings, Inc. and subsidiaries ( the "Company") as of December 31, 1996 and 1995 and for the year ended December 31, 1996, the six months ended December 31, 1995, the year ended June 30, 1995, and the 323 days ended June 30, 1994, and have issued our report thereon dated February 14, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Baltimore, Maryland
February 14, 1997

BIG FLOWER PRESS HOLDINGS, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
In thousands
--------------------------------------------------------------------------------

                                                                Six Months                   323 Days
                                                 Year Ended       Ended       Year Ended      Ended
                                                December 31,   December 31,    June 30,      June 30,
                                                   1996           1995           1995         1994
Selling, general and administrative expense      $ (8,107)      $   (938)      $  (602)
Interest expense, net                              (6,129)       (10,335)       (7,957)      $(2,485)
Preferred dividends of a subsidiary                               (1,068)
                                                 --------       --------       -------       -------

Loss before income taxes                          (14,236)       (12,341)       (8,559)       (2,485)
Benefit for income taxes                            7,081          3,943         2,891           845
                                                 --------       --------       -------       -------

                                                   (7,155)        (8,398)       (5,668)       (1,640)

Equity in income (loss) of subsidiaries             1,792         14,889         4,056        (1,637)
                                                 --------       --------       -------       -------

Income (loss) before extraordinary item            (5,363)         6,491        (1,612)       (3,277)
Extraordinary item, net                                          (19,248)
                                                 --------       --------       -------       -------

Net loss                                           (5,363)       (12,757)       (1,612)       (3,277)
Accumulated earnings (deficit)
 at beginning of period                           (16,151)        (3,394)       (1,782)        1,495
                                                 --------       --------       -------       -------

Accumulated earnings (deficit)
 at end of period                                $(21,514)      $(16,151)      $(3,394)      $(1,782)
                                                 ========       ========       =======       =======

See Notes to condensed financial information.

BIG FLOWER PRESS HOLDINGS, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
In thousands
--------------------------------------------------------------------------------

                                                                             Six Months                   323 Days
                                                               Year Ended       Ended       Year Ended     Ended
                                                              December 31,   December 31,     June 30,    June 30,
                                                                  1996           1995          1995         1994
Cash flows (used in) provided by operating activities:
  Net loss                                                    $  (5,363)     $ (12,757)     $ (1,612)     $(3,277)

Adjustments to reconcile net loss to net cash (used in)
  provided by operating
  activities:
  Noncash interest expense                                          758          3,603         7,595        2,375
  Preferred dividends of a subsidiary                                            1,068
  Equity in (income) loss of subsidiaries                        (1,792)       (14,889)       (4,056)       1,637
  Extraordinary item, net                                                       19,248
  Amortization                                                      947            827           307           46
  Deferred income taxes                                             161           (678)       (2,269)        (550)
  Accounts receivable/payable - affiliate                         3,730         (2,063)          352          (38)
  Other, net                                                       (958)        (1,028)         (293)        (172)
                                                              ---------      ---------      --------      -------
          Net cash flows (used in) provided by operating
             activities                                          (2,517)        (6,669)           24           21
                                                              ---------      ---------      --------      -------

Cash flows provided by (used in) investing activities:
  Investment in subsidiaries                                                    (3,000)                   (69,993)
  Distributions from subsidiary                                   1,325        101,595
                                                              ---------      ---------                    -------
          Net cash flows provided by (used in) investing
             activities                                           1,325         98,595                    (69,993)
                                                              ---------      ---------                    -------

Cash flows (used in) provided by financing activities:
  Proceeds from issuance of debt                                                                           50,285
  Repayment of debt                                                           (146,721)
  Proceeds from issuance of common stock                                        80,250           733       22,715
  Payments for repurchase of common stock                                                       (772)        (101)
  Purchase of redeemable preferred stock                                       (22,107)
  Issuance of promissory notes                                                                              2,000
  Repayment of promissory notes                                                                            (2,000)
  Deferred financing costs                                                      (2,220)         (102)      (2,736)
                                                                              ---------      --------      -------
         Net cash flows (used in) provided by  financing
             activities                                                        (90,798)         (141)      70,163
                                                                              ---------      --------      -------

          Net change in cash and cash equivalents                (1,192)         1,128          (117)         191

Cash and cash equivalents at beginning of period                  1,202             74           191
                                                              ---------      ---------      --------      -------

Cash and cash equivalents at end of period                    $      10      $   1,202      $     74      $   191
                                                              =========      =========      ========      =======

See Notes to condensed financial information.

BIG FLOWER PRESS HOLDINGS, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
In thousands
--------------------------------------------------------------------------------

                                                     December 31,   December 31,
ASSETS                                                  1996           1995

Current assets:
  Cash and cash equivalents                          $      10      $   1,202
  Prepaid expenses                                          98
  Accounts receivable - affiliate                                       3,730
                                                     ---------      ---------

          Total current assets                             108          4,932

Investment in and advances to subsidiaries             222,626        225,130
Deferred income taxes                                      196            357
Other assets                                             5,762          7,289
                                                     ---------      ---------

                                                     $ 228,692      $ 237,708
                                                     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                     $  18,119
  Other current liabilities                          $   6,207          7,915
                                                     ---------      ---------

          Total current liabilities                      6,207         26,034
                                                     ---------      ---------

Long-term debt                                         125,166        125,022
Common stock subject to redemption                                      1,506

Stockholders' equity:
  Common stock                                             186            172
  Additional paid-in capital                           119,019        102,300
  Accumulated deficit                                  (21,514)       (16,151)
  Unearned compensation                                   (372)        (1,175)
                                                     ---------      ---------

          Total stockholders' equity                    97,319         85,146
                                                     ---------      ---------

                                                     $ 228,692      $ 237,708
                                                     =========      =========

See Notes to condensed financial information.

BIG FLOWER PRESS HOLDINGS, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION
--------------------------------------------------------------------------------

1.    LONG-TERM DEBT

      See Note 9 to the consolidated financial statements for details of long-term debt.

2.    INVESTMENT IN SUBSIDIARIES

      The Company accounts for its investment in subsidiaries using the equity method.


                                     ******

BIG FLOWER PRESS HOLDINGS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
323 DAYS ENDED JUNE 30, 1994, YEAR ENDED JUNE 30, 1995,
SIX MONTHS ENDED DECEMBER 31, 1995 AND YEAR ENDED DECEMBER 31, 1996
In thousands
--------------------------------------------------------------------------------

                                              Balance at  Charged to                      Balance
                                              Beginning   Costs and                        at end
                                              of Period   Expenses        Deductions      of Period
323 days ended June 30, 1994:
  Allowance for loss on accounts receivable     $5,708     $  815   (b)     $  (849)  (a)     $5,674

Year ended June 30, 1995:
  Allowance for loss on accounts receivable     $5,674     $1,770           $(1,701)  (a)     $5,743

Six Months Ended December 31, 1995:
  Allowance for loss on accounts receivable     $5,743     $2,802   (c)     $  (777)  (a)     $7,768

Year ended December 31, 1996:
  Allowance for loss on accounts receivable     $7,768     $2,431   (d)      (1,619)  (a)     $8,580

a) Represents write-offs of uncollectible amounts, net of recoveries on accounts previously written off.

b) Includes $1,111 for KTB and Retail Graphics as of acquisition date.

c) Includes $264 for Laser Tech as of acquisition date.

d) Includes $1,773 for Webcraft, Designer Color, Digital Dimensions, Pacific Color and PrintCo as of acquisition date.