Form 10-Q
period 1997-03-31
BIG FLOWER PRESS HOLDINGS INC
filed 1997-05-12
CIK 924146

DRAFT
                                                                          5/7/97
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended March 31, 1997

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 1, 1997, there were 16,770,840 shares of the Registrant's Common Stock, par value $0.01 per share, and 1,738,692 shares of the Registrant's Class B Common Stock, par value $0.01 per share, outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

                         BIG FLOWER PRESS HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (IN THOUSANDS)

Item 1. Financial Statements

                                                        MARCH 31,   DECEMBER 31,
                                                           1997        1996
                                                        ---------   ---------
ASSETS
Current Assets:
     Cash and cash equivalents                          $   4,640   $   4,200
     Accounts receivable, net                              81,656     105,270
     Inventories                                           33,086      30,126
     Prepaid expenses and other assets                      5,224       5,622
     Deferred income taxes                                 18,035      17,286
                                                        ---------   ---------
           Total current assets                           142,641     162,504
     Property, plant and equipment, net                   297,343     296,426
     Other assets, net                                    295,112     290,812
                                                        ---------   ---------
           TOTAL ASSETS                                 $ 735,096   $ 749,742
                                                        =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                   $  94,279   $ 116,513
     Compensation and benefits payable                     33,821      38,087
     Other current liabilities                             26,050      37,349
     Current portion of long-term debt                      1,396       1,376
                                                        ---------   ---------
           Total current liabilities                      155,546     193,325
Revolving credit facility                                 247,065     227,365
Long-term debt, net of current  portion                   203,325     203,401
Deferred income taxes                                      18,026      13,073
Other long-term liabilities                                15,342      16,228
                                                        ---------   ---------
           Total liabilities                              639,304     653,392
                                                        ---------   ---------
Stockholders' equity:
     Common stock                                             185         186
     Additional paid-in capital                           116,567     119,019
     Accumulated deficit                                  (19,833)    (21,514)
     Other                                                 (1,127)     (1,341)
                                                        ---------   ---------
           Total stockholders' equity                      95,792      96,350
                                                        ---------   ---------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 735,096   $ 749,742
                                                        =========   =========

See the accompanying notes to the condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                         BIG FLOWER PRESS HOLDINGS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                  QUARTER ENDED    QUARTER ENDED
                                                    MARCH 31,        MARCH 31,
                                                      1997             1996
                                                  ------------     ------------

Net sales                                         $    297,501     $    229,128
Operating expenses:
     Costs of production                               235,245          196,786
     Selling, general and administrative                31,150           17,274
     Depreciation                                       11,429            6,053
     Amortization of intangibles                         4,101            3,997
                                                  ------------     ------------
                                                       281,925          224,110
                                                  ------------     ------------
Operating income                                        15,576            5,018
                                                  ------------     ------------
Other expenses (income):
     Interest expense                                    9,710            7,587
     Amortization of deferred financing costs              555              710
     Interest income                                      (120)            (196)
     Other, net                                          2,135            5,963
                                                  ------------     ------------
                                                        12,280           14,064
                                                  ------------     ------------
Income (loss) before income taxes                        3,296           (9,046)
Income tax expense (benefit)                             1,615           (4,623)
                                                  ------------     ------------
Income (loss) before extraordinary item                  1,681           (4,423)
Extraordinary item, net                                                  (1,892)
                                                  ------------     ------------
Net income (loss)                                 $      1,681     $     (6,315)
                                                  ============     ============

Income (loss) per common and common
     equivalent share:
     Income (loss) before extraordinary item      $       0.09     $      (0.24)
     Extraordinary item, net                                              (0.11)
                                                  ------------     ------------
     Net income (loss)                            $       0.09     $      (0.35)
                                                  ============     ============

Weighted average shares outstanding                 19,326,998       18,065,367
                                                  ============     ============

See the accompanying notes to the condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                         BIG FLOWER PRESS HOLDINGS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (IN THOUSANDS)

                                                                     3 MONTHS ENDED  3 MONTHS ENDED
                                                                         MARCH 31,      MARCH 31,
                                                                           1997           1996
                                                                         --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   $  1,681      $  (6,315)
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
        Provision for doubtful accounts                                       788             15
        Deferred income taxes                                              (1,004)        (2,177)
        Depreciation and amortization                                      15,530         10,050
        Deferred interest                                                      42             38
        Amortization of deferred financing costs                              555            710
        Loss (gain) on disposition of property,
          plant and equipment                                                 425            (18)
        Cost of accounts receivable sales                                   1,506          1,301
        Extraordinary item, net                                                            1,892
     Changes in operating assets and liabilities (excluding effect of acquisitions):
        Decrease in accounts receivable                                    20,274         30,349
        Proceeds from sale of accounts receivable                                         91,567
        (Increase) decrease in inventories                                 (2,960)         9,805
        Decrease (increase) in prepaid expenses and
          other current assets                                                178           (809)
        Increase in other assets                                             (330)          (486)
        Decrease in accounts payable, compensation and
          benefits payable and other liabilities                          (18,002)       (45,840)
                                                                         --------      ---------
     Net cash provided by operating activities                             18,683         90,082
                                                                         --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                 (15,343)        (9,468)
     Proceeds from sales of property, plant and equipment                      76             28
     Acquisition of business, net of cash acquired                           (474)       (77,770)
     Collection of stockholder notes receivable                                 2              1
                                                                         --------      ---------
     Net cash used in investing activities                                (15,739)       (87,209)
                                                                         --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments for long-term debt                                             (177)      (115,068)
     Proceeds from issuance of long-term debt                                             75,000
     Net borrowings under line of  credit                                  19,700         41,110
     (Decrease) increase in cash overdraft                                (19,755)         2,945
     Deferred financing costs                                                             (1,313)
     Proceeds from issuance of common stock                                   287              8
     Purchase of common stock                                              (2,559)
                                                                         --------      ---------
     Net cash (used in) provided by financing activities                   (2,504)         2,682
                                                                         --------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     440          5,555

CASH AND CASH EQUIVALENTS, BEGINNING                                        4,200          9,172
                                                                         --------      ---------

CASH AND CASH EQUIVALENTS, ENDING                                        $  4,640      $  14,727
                                                                         ========      =========

See the accompanying notes to the condensed consolidated financial statements.

                         BIG FLOWER PRESS HOLDINGS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

Big Flower Press Holdings, Inc. ("Big Flower", and together with its subsidiaries, the "Company") is a leading advertising and marketing services company with three principal operating units: Treasure Chest Advertising Company, Inc. ("TC Advertising"), Webcraft Technologies, Inc. ("Webcraft"), and Laser Tech Color, Inc. ("Laser Tech"). TC Advertising is a leading producer of advertising insert programs for leading retailers and produces TV listing magazines, Sunday comics, Sunday magazines and special supplements for many of the most widely circulated U. S. newspapers. Webcraft is a market leader in producing highly customized direct mail and specialty advertising products such as commercial games and fragrance samplers. Laser Tech is a leading provider of outsourced, digital premedia and content management services to retailers, advertising agencies, and consumer product companies. The Company and its subsidiaries operate in the advertising and marketing services industry. The unaudited interim condensed consolidated financial statements of the Company have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information for the interim periods presented. In addition, the financial statements of the Company have been restated, for the first quarter of 1996, for the merger with Scanforms, Inc. ("Scanforms") on October 4, 1996. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results for the full year.

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

The acquisitions of Webcraft, PrintCo, Pacific Color, Designer Color and Digital Dimensions have been accounted for as purchases. The cost has been allocated to the acquired companies' assets and liabilities based on their relative fair values as of the closing dates of the acquisitions, based on valuations and other studies. A portion of the excess of the purchase cost over the historical book value of the net assets acquired was allocated to specific identified intangibles and the remainder, representing goodwill, is being amortized over 40 years. The valuation and other studies for PrintCo, Pacific Color, Designer Color and Digital Dimensions are not yet complete. Management does not believe any adjustments will be material.

Subsequent to the acquisition of Webcraft in the first quarter of 1996, the Company repurchased substantially all of Webcraft's outstanding debt at a premium which generated an extraordinary loss of $1.9 million, net of income tax benefit of $1.3 million.

The following supplemental unaudited pro forma information has been prepared as though the acquisitions of Webcraft, PrintCo, Pacific Color, Designer Color and Digital Dimensions had occurred at January 1, 1996 (in thousands, except per share data):

                                                                  3 Months Ended
                                                                     March 31,
                                                                       1996
                                                                    ---------

Net sales                                                           $ 318,707
Income before extraordinary item                                         (928)
Net loss                                                               (2,820)
Net loss per common and common equivalent share                         (0.16)

On October 4, 1996, Big Flower consummated the acquisition of Scanforms, Inc., a Delaware corporation ("Scanforms"), as a result of which Scanforms became a wholly owned subsidiary of Webcraft. Big Flower issued rights to receive 1,549,489 full shares of its common stock in exchange for all the outstanding common stock of Scanforms. The merger of Scanforms was accounted for as a pooling of interests. Accordingly, the Company's condensed consolidated financial statements have been restated to include the results of Scanforms for all periods presented.

3. ACCOUNTS RECEIVABLE

On October 4, 1996 the Company entered into a six-year agreement (the "A/R Securitization") pursuant to which it may sell fractional undivided beneficial interests in a designated pool of certain eligible accounts receivable. The maximum allowable amount of receivables to be sold is $150 million. The amount outstanding at any measurement date varies based upon the level of eligible receivables. Under the terms of the agreement, the Company has retained substantially the same risk of credit loss as if the receivables had not been sold and, accordingly, the full amount of the allowance for doubtful accounts has been retained. At March 31, 1997 an $89.3 million interest had been sold under the A/R Securitization and is reflected as a reduction of accounts receivable in the accompanying condensed consolidated balance sheets. Fees of this program vary based on a Eurodollar rate plus an average margin of 3/8% per annum on the amount of interest sold. This rate is lower than the rate under the Company's existing credit agreement. These costs, which were approximately $1.5 million for the three-month period ended March 31, 1997, are included in other, net in the accompanying condensed consolidated statements of operations.

4. INVENTORIES

Inventories as of March 31, 1997 and December 31, 1996 are summarized as follows (in thousands):

                                    March 31,        December 31,
                                      1997              1996
                                     -------           -------
                                   (unaudited)

       Paper                         $25,551           $22,315
       Ink                             1,202             1,040
       Other                           6,333             6,771
                                     -------           -------
       TOTAL                         $33,086           $30,126
                                     =======           =======

5. EARNINGS PER SHARE

Per share information is computed using the weighted average number of shares of Common Stock outstanding and dilutive common equivalent shares from stock options using the treasury stock method.

The Company will adopt Statement of Financial Accounting Standard No. 128, " Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997, as required. The standard specifies the computation, presentation and disclosure requirements for earnings per share. The pro forma basic earnings per common share and the pro forma diluted earnings per common share, as computed under the provision of SFAS 128 for the quarter ended March 31, 1997, were $0.09. Basic and diluted pro forma earnings per share, as computed under the provisions of SFAS 128, are also the same as previously reported for the quarter ended March 31, 1996.

                         BIG FLOWER PRESS HOLDINGS, INC.
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of significant risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside the control of the Company, including fluctuations in the cost of paper and other raw materials used by the Company, changes in the advertising and printing markets, the financial condition of the Company's customers, the general condition of the United States economy, and the matters set forth in the Report generally. Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect any future events or circumstances.

General

     The discussion below compares the consolidated financial condition and results of operations of Big Flower for the three months ended March 31, 1997 with the three months ended March 31, 1996.

     Big Flower is a leading advertising and marketing services company with three principal operating units: TC Advertising, Webcraft, and Laser Tech. TC Advertising is a leading producer of advertising insert programs for leading retailers and produces TV listing magazines, Sunday comics, Sunday magazines and special supplements for many of the most widely circulated U. S. newspapers. Webcraft is a market leader in producing highly customized direct mail and specialty advertising products such as commercial games and fragrance samplers. Laser Tech is a leading provider of outsourced, digital premedia and content management services to retailers, advertising agencies, and consumer product companies. The Company and its subsidiaries operate in the advertising and marketing services industry.

     The cost of paper is a principal factor in the Company's pricing to certain customers and consequently the cost of paper significantly affects the Company's net sales. The Company is generally able to pass increases in the cost of paper to its customers, while declines in paper costs generally result in lower prices to customers. Volatility in paper costs results in a corresponding volatility in the Company's net sales, but generally has not affected volume or profits to any significant extent.

     Capacity in the paper industry has remained relatively stable in recent years. Increases or decreases in demand for paper have led to corresponding pricing changes and, in periods of high demand, to limitations on the availability of certain grades of paper, including grades utilized by the Company. The Company believes that its strong relationships with major North American paper suppliers should enable the Company to satisfy its paper requirements on competitive terms even in periods of high demand.

Results of Operations

     The following table presents the major components from the Condensed Consolidated Statements of Operations as a percent of net sales for the three month periods ended March 31, 1997 and 1996:

                                                         Three Months Ended
                                                              March 31,
                                                     -------------------------
                                                        1997            1996
                                                     ---------       ---------

Net sales                                                100.0%          100.0%
Operating expenses:
  Costs of production                                     79.1%           85.9%
  Selling, general and administrative                     10.5%            7.5%
  Depreciation                                             3.8%            2.7%
  Amortization of intangibles                              1.4%            1.7%
                                                     ---------       ---------
                                                          94.8%           97.8%
                                                     ---------       ---------
Operating income                                           5.2%            2.2%
                                                     ---------       ---------
Other expenses (income):
  Interest expense                                         3.3%            3.3%
  Amortization of deferred financing costs                 0.2%            0.3%
  Interest income                                         (0.1%)          (0.1%)
  Other, net                                               0.7%            2.6%
                                                     ---------       ---------
                                                           4.1%            6.1%
                                                     ---------       ---------
Income (loss) before income taxes                          1.1%           (3.9%)
Income tax expense (benefit)                               0.5%           (2.0%)
                                                     ---------       ---------
Income (loss) before extraordinary item                    0.6%           (1.9%)
Extraordinary item, net                                    0.0%           (0.9%)
                                                     ---------       ---------
Net income (loss)                                          0.6%           (2.8%)
                                                     =========       =========

EBITDA (in thousands)                                $  31,106       $  15,068
                                                     =========       =========

     "EBITDA" represents the sum of operating income, depreciation and amortization of intangibles. EBITDA is presented here to provide additional information regarding the Company's ability to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not a measure of financial performance and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

Comparison of the three months ended March 31, 1997 with the three months ended March 31, 1996

     Net sales increased to $297.5 million for the three months ended March 31, 1997 from $229.1 million for the three months ended March 31, 1996, an increase of $68.4 million or 29.8%. The increase resulted from the addition of the operations of Webcraft, PrintCo, Pacific Color, Designer Color and Digital Dimensions (collectively the "1996 Acquisitions") for the three months ended March 31, 1997 which was offset in part by a decrease in TC Advertising's (excluding PrintCo) net sales as a result of lower paper costs in 1997. Paper costs were 35.9% of the Company's net sales for the three months ended March 31, 1997 as opposed to 49.4% of net sales for the three months ended March 31, 1996. Volume of production for TC Advertising, which increased approximately 8% for the first quarter of 1997 from the first quarter of 1996, offset the decline in paper costs.

     Operating income for the three months ended March 31, 1997 was $15.6 million compared to $5.0 million for the three months ended March 31, 1996, an increase of $10.6 million or 210.4%. $8.8 million of the increase resulted from the inclusion of the operations of the 1996 Acquisitions. Costs of production as a percent of sales decreased to 79.1% for the three months ended March 31, 1997 from 85.9% for the three months ended March 31, 1996, principally attributable to decrease in the cost of paper and the inclusion of the operations of the 1996 Acquisitions where paper is less of a component of costs. Selling, general and administrative expenses increased to $31.2 million in the three months ended March 31, 1997 from $17.3 million for the three months ended March 31, 1996, an increase of $13.9 million or 80.3% which is principally due to the 1996 Acquisitions. Depreciation was $11.4 million for the three months ended March 31, 1997 compared to $6.1 million for the three months ended March 31, 1996, an increase of $5.4 million or 88.8%. The increase in depreciation was attributable to the 1996 Acquisitions and increased capital expenditures throughout 1996 at TC Advertising.

     Net interest expense, including the amortization of deferred financing fees, for the three months ended March 31, 1997 was $10.1 million compared to $8.1 million for the three months ended March 31, 1996. Interest expense increased due to higher average debt levels in the first quarter of 1997 as a result of the 1996 Acquisitions, primarily the $75 million term loan which was obtained in March 1996.

     Other, net, was $2.1 million in the three months ended March 31, 1997 compared to $6.0 million in the comparable period in 1996, which prior period included $5.0 million in non-recurring financing costs related to the acquisition of Webcraft. For the three months ended March 31, 1997, other, net includes charges of $1.5 million related to the A/R Securitization compared to $.2 million of recurring costs for the three months ended March 31, 1996.

     The extraordinary item, net of tax, of $1.9 million in the first quarter of 1996 was due to early extinquishment of debt subsequent to the acquisition of Webcraft.

     The effective income tax rate for the three months ended March 31, 1997 and 1996 exceeded the federal statutory tax rate due primarily to amortization of certain goodwill (which is not deductible for income tax purposes) and state income taxes.

Liquidity and Capital Resources

     The operations of the Company historically have been funded with internally generated funds, term loans and borrowings under the Credit Agreement (as defined below). The Company believes that internally-generated funds from operations, the Credit Agreement and the A/R Securitization will be sufficient to meet its operating requirements for the near future.

     Big Flower's current liabilities exceeded current assets by $12.9 million at March 31, 1997 compared with $30.8 million at December 31, 1996, an increase in working capital of $17.9 million. Excluding the effects of the A/R Securitization, working capital at March 31, 1997 and December 31, 1996 would have been $76.4 million and $49.0 million, respectively. The ratio of current assets to current liabilities as of March 31, 1997 was .92 to 1 (1.49 to 1 excluding the A/R Securitization), and as of December 31, 1996 was .84 to 1 (1.25 to 1 excluding the A/R Securitization).

     Net cash provided by operating activities for the three months ended March 31, 1997 was $18.7 million, an increase of $20.2 million from the prior comparable period in 1996 (excluding the proceeds from the sale of accounts receivable). Net cash used in investing activities were financed primarily through borrowings under the Credit Agreement and the A/R Securitization.

     On November 28, 1995, TC Advertising entered into a six year $350.0 million revolving credit facility (the "Credit Agreement"). The Credit Agreement was amended and restated on March 19, 1996 to add a $75 million term loan. The revolving facility will be reduced by $33.3 million on the last day of 1998, 1999 and 2000 and will mature on the last day of 2001. Principal payments on the term loan of $0.75 million are due on the last day of 1996 through 2001 and will mature on the last day of 2002. Interest on revolving loans will be payable at TC Advertising's option (a) at a base rate plus a margin which ranges from 0.00% to 1.25% or (b) at a Eurodollar-based rate plus a margin which ranges from 0.50% to 2.25%. Interest on the term loan will be payable at TC Advertising's option
(a) at a base rate plus a margin of 1.50% or (b) at a Eurodollar-based rate plus a margin of 2.50%. The Credit Agreement also contains covenant requirements and certain dividend restrictions which are customary for such financings.

     The Company intends to (i) enter into a new credit facility (the "New Credit Facility") with a group of lenders providing for up to $475.0 million of revolving credit loans and (ii) terminate its existing Credit Agreement and repay its loans thereunder. The Company has recieved commitments from Bankers Trust Company and Credits Suisse regarding the New Credit Facility; however, such commitments are subject to certain conditions and therefore there can be no assurance that the Company will enter into the New Credit Facility or when and on what terms such New Credit Facility will become available.

     Big Flower has grown through acquisitions, and continues to seek similar or complementary businesses. Such acquisitions are likely to require the incurrence and/or assumption of indebtedness and other obligations, the issuance of equity securities or some combination thereof. In addition, Big Flower may from time to time determine to sell or otherwise dispose of certain of its existing businesses. However, Big Flower cannot predict if any transactions will be consummated, nor the terms or forms of consideration required in such transactions. Big Flower's recent acquisitions are discussed in Note 2 to the Condensed Consolidated Financial Statements included herein.

Seasonality

     The Company's advertising circular business is seasonal in nature, with activity increasing prior to the following advertising periods: Easter (March 15-April 15); Memorial Day (April 15-May 15); Back to School (July 15-August
15); and Thanksgiving/Christmas (October 1-December 15). Sunday comics, newspaper TV listing guides, other newspaper products and other publications are not seasonal in nature. Net sales for the Company by quarter for the twelve months ended December 31, 1996 were 19%, 25%, 26% and 30% of total net sales for the quarters ended March 31, June 30, September 30 and December 31, prespectively. Based on its historical experience and projected operations, the Company expects its operating results to be highest in the quarter ended December 31 and weakest in the quarter ended March 31.

                           PART II - OTHER INFORMATION

                         BIG FLOWER PRESS HOLDINGS, INC.
                                AND SUBSIDIARIES

Item 1. Legal Proceedings -

          No reportable developments occurred with respect to legal proceedings during the quarter ended March 31, 1997.

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


                                        BIG FLOWER PRESS HOLDINGS, INC.


                                        /s/ Richard L. Ritchie
                                        --------------------------------------
                                        Richard L. Ritchie
                                        Executive Vice President and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)


DATE: May 12, 1997