Form 10-Q
period 1997-06-30
BIG FLOWER PRESS HOLDINGS INC
filed 1997-08-14
CIK 924146

                                                                       NEW DRAFT
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                FORM 10-Q

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

                                    or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 8, 1997, there were 18,481,991 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                        PART I - FINANCIAL INFORMATION

                        BIG FLOWER PRESS HOLDINGS, INC.
                               AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                (IN THOUSANDS)

Item 1. Financial Statements

                                                    JUNE 30,       DECEMBER 31,
                                                      1997            1996
                                                   ----------      ------------
ASSETS
Current Assets:
  Cash and cash equivalents....................    $    4,698       $    4,200
  Accounts receivable, net.....................        87,609          105,270
  Inventories..................................        36,104           30,126
  Prepaid expenses and other assets............         7,600            5,622
  Deferred income taxes........................        17,219           17,286
                                                   ----------       ----------
      Total current assets.....................       153,230          162,504
Property, plant and equipment, net.............       306,260          296,426
Intangibles and other assets, net..............       296,741          290,812
                                                   ----------       ----------
      TOTAL ASSETS.............................    $  756,231       $  749,742
                                                   ----------       ----------
                                                   ----------       ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.............................    $  105,353       $  116,513
  Compensation and benefits payable............        35,739           38,087
  Other current liabilities....................        29,881           37,349
  Current portion of long-term debt............           558            1,376
                                                   ----------       ----------
      Total current liabilities................       171,531          193,325
Long-term debt, net of current portion.........       454,110          430,766
Deferred income taxes..........................        18,244           13,073
Other long-term liabilities....................        15,248           16,228
                                                   ----------       ----------
      Total liabilities........................       659,133          653,392
                                                   ----------       ----------
Stockholders' equity:
  Common stock.................................           185              186
  Additional paid-in capital...................       116,362          119,019
  Accumulated deficit..........................       (18,399)         (21,514)
  Other........................................        (1,050)          (1,341)
                                                   ----------       ----------
      Total stockholders' equity...............        97,098           96,350
                                                   ----------       ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  756,231       $  749,742
                                                   ----------       ----------
                                                   ----------       ----------

See the accompanying notes to the condensed consolidated financial statements.

                        PART I - FINANCIAL INFORMATION

                        BIG FLOWER PRESS HOLDINGS, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

            (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE DATA)


                                               QUARTER ENDED    QUARTER ENDED
                                                 JUNE 30,          JUNE 30,
                                                    1997             1996
                                               ------------    --------------
Net sales....................................   $  316,838       $  301,910
Operating expenses:
  Costs of production........................      248,909          247,748
  Selling, general and administrative........       31,952           24,503
  Depreciation...............................       11,571            8,983
  Amortization of intangibles................        4,187            4,340
                                               ------------    --------------
                                                   296,619          285,574
                                               ------------    --------------
Operating income.............................       20,219           16,336
                                               ------------    --------------
Other expenses (income):
  Interest expense...........................        9,794            8,920
  Amortization of deferred financing costs...          417              763
  Interest income............................         (102)            (173)
  Other, net.................................        1,726            2,015
                                               ------------    --------------
                                                    11,835           11,525
                                               ------------    --------------
Income before income taxes...................        8,384            4,811
Income tax expense...........................        3,991            2,255
                                               ------------    --------------
Income before extraordinary item.............        4,393            2,556
Extraordinary item, net of income tax benefit
  of $1.9 million............................       (2,959)            --
                                               ------------    --------------
Net income...................................   $   $1,434       $    2,556
                                               ------------    --------------
                                               ------------    --------------
Income per common and common equivalent
  share:
  Income before extraordinary item...........   $    $0.23       $     0.14
  Extraordinary item, net....................        (0.16)            --
                                               ------------    --------------
  Net income.................................   $    $0.07       $     0.14
                                               ------------    --------------
                                               ------------    --------------
Weighted average shares outstanding..........       19,337           18,545
                                               ------------    --------------
                                               ------------    --------------

 See the accompanying notes to the condensed consolidated financial statements.

                          PART I - FINANCIAL INFORMATION

                          BIG FLOWER PRESS HOLDINGS, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

               (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE DATA)


                                                SIX MONTHS ENDED    SIX MONTHS ENDED
                                                   JUNE 30,             JUNE 30,
                                                     1997                 1996
                                                ----------------    ----------------
Net sales...................................     $  614,339           $  531,038
Operating expenses:
  Costs of production.......................        484,154              444,534
  Selling, general and administrative.......         63,102               41,777
  Depreciation..............................         23,000               15,036
  Amortization of intangibles...............          8,288                8,337
                                                ----------------    ----------------
                                                    578,544              509,684
                                                ----------------    ----------------
Operating income............................         35,795               21,354
                                                ----------------    ----------------
Other expenses (income):
  Interest expense..........................         19,504               16,507
  Amortization of deferred financing costs..            972                1,473
  Interest income...........................           (222)                (369)
  Other, net................................          3,861                7,978
                                                ----------------    ----------------
                                                     24,115               25,589
                                                ----------------    ----------------
Income (loss) before income taxes...........         11,680               (4,235)
Income tax expense (benefit)................          5,606               (2,368)
                                                ----------------    ----------------
Income (loss) before extraordinary item.....          6,074               (1,867)
Extraordinary item, net of income tax
  benefits of $1.9 million and $1.3
  million, respectively......................        (2,959)              (1,892)
                                                ----------------    ----------------
Net income (loss)............................    $    3,115          $    (3,759)
                                                ----------------    ----------------
                                                ----------------    ----------------

Income (loss) per common and common
  equivalent share:
  Income (loss) before extraordinary item....    $     0.31          $     (0.10)
  Extraordinary item, net....................         (0.15)               (0.11)
                                                ----------------    ----------------
  Net income (loss)..........................    $     0.16                (0.21)
                                                ----------------    ----------------
                                                ----------------    ----------------

Weighted average shares outstanding..........        19,332               18,305
                                                ----------------    ----------------
                                                ----------------    ----------------

See the accompanying notes to the condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                        BIG FLOWER PRESS HOLDINGS, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                  (IN THOUSANDS)


                                                            SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                JUNE 30,            JUNE 30,
                                                                  1997               1996
                                                            ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).....................................     $   3,115           $    (3,759)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Provision for doubtful accounts.....................         1,726                    30
     Deferred income taxes...............................        (1,401)               (2,576)
     Depreciation and amortization.......................        31,288                23,373
     Amortization of deferred financing costs............           972                 1,473
     Loss on disposition of property,
       plant and equipment...............................           517                   307
     Cost of accounts receivable sales...................         2,923                 2,545
     Extraordinary item, net.............................         2,959                 1,892
   Changes in operating assets and liabilities
   (excluding effect of acquisitions):
     Decrease in accounts receivable.....................        10,316                18,949
     Proceeds from sale of accounts receivable...........                              91,567
     (Increase) decrease in inventories..................        (5,978)               21,981
     (Increase) decrease in prepaid expenses and
       other current assets..............................          (645)                  780
     (Increase) decrease in other assets.................        (1,282)                3,267
     Decrease in accounts payable, compensation and
       benefits payable and other liabilities............        (2,416)              (46,860)
                                                               ----------          ------------
   Net cash provided by operating activities.............         42,094              112,969
                                                               ----------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..................................        (35,088)             (21,534)
   Acquisition of businesses, net of cash acquired.......                             (77,770)
   Other investing activities............................         (1,090)                 238
                                                               ----------          ------------
   Net cash used in investing activities.................        (36,178)             (99,066)
                                                               ----------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments for long-term debt...........................        (74,596)            (115,502)
   Proceeds from issuance of long-term debt..............        250,000               75,000
   Net borrowings under credit facilities................       (153,032)              38,624
   Decrease in cash overdraft............................        (16,531)              (8,409)
   Financing costs.......................................         (8,703)              (1,313)
   Other financing activities............................         (2,556)                  24
                                                               ----------          ------------
   Net cash used in financing activities.................         (5,418)             (11,576)
                                                               ----------          ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS................            498                2,327

CASH AND CASH EQUIVALENTS, BEGINNING.....................          4,200                9,172
                                                               ----------          ------------

CASH AND CASH EQUIVALENTS, ENDING........................     $    4,698          $    11,499
                                                               ----------          ------------
                                                               ----------          ------------


See the accompanying notes to the condensed consolidated financial statements.

                        BIG FLOWER PRESS HOLDINGS, INC.

                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

Big Flower Press Holdings, Inc. ("Big Flower", and together with its subsidiaries, the "Company") is a leading advertising and marketing services company with three principal operating units: Treasure Chest Advertising Company, Inc. ("TC Advertising"), Webcraft Technologies, Inc. ("Webcraft"), and Laser Tech Color, Inc. ("Laser Tech"). TC Advertising is a leading producer of advertising insert programs for retailers and produces TV listing magazines, Sunday comics, Sunday magazines and special supplements for many of the most widely circulated U. S. newspapers. Webcraft is a market leader in producing highly-customized direct mail and specialty advertising products such as commercial games and fragrance samplers. Laser Tech is a leading provider of outsourced, digital premedia and content management services to retailers, advertising agencies, and consumer product companies. The Company and its subsidiaries operate in the advertising and marketing services industry. The unaudited interim condensed consolidated financial statements of the Company have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information for the interim periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results for the full year.

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

During the fourth quarter of 1996, the Company consummated the acquisition of all of the outstanding capital stock of PrintCo., Inc. ("PrintCo"), Pacific Color Connection, Inc. ("Pacific Color"), Designer Color Systems, Ltd. ("Designer Color") and Digital Dimensions, Inc. ("Digital Dimensions"). The aggregate purchase price of these acquisitions was approximately $46.5 million in cash, a $2 million note and 0.5 million shares of common stock with an approximate market value of $9 million. Assets acquired, excluding intangible assets, totaled $67.9 million and liabilities assumed were $41.9 million.

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

                                                       Six Months Ended
                                                           June 30,
                                                             1996
                                                       ----------------

    Net sales.........................................      $651,801
    Income before extraordinary item..................           944
    Net loss..........................................          (948)
    Net loss per common and common equivalent share...         (0.05)


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

3. ACCOUNTS RECEIVABLE

On October 4, 1996 the Company entered into a six-year agreement (the "A/R Securitization") pursuant to which it may sell fractional undivided beneficial interests in a designated pool of certain eligible accounts receivable. The maximum allowable amount of receivables to be sold is $150 million. The amount outstanding at any measurement date varies based upon the level of eligible receivables. Under the terms of the agreement, the Company has retained substantially the same risk of credit loss as if the receivables had not been sold and, accordingly, the full amount of the allowance for doubtful accounts has been retained. At June 30, 1997 and December 31, 1996 a $78.4 million and $79.8 million interest, respectively, had been sold under the A/R Securitization and is reflected as a reduction of accounts receivable in the accompanying condensed consolidated balance sheets. Fees of this program vary based on a Eurodollar rate plus an average margin of 3/8% per annum on the amount of interest sold. These costs, which were approximately $2.9 million for the six-month period ended June 30, 1997 and $1.4 million for the three month period ended June 30, 1997, are included in other, net in the accompanying condensed consolidated statements of operations.

4. INVENTORIES

Inventories as of June 30, 1997 and December 31, 1996 are summarized as follows (in thousands):

                                                    June 30,        December 31,
                                                      1997              1996
                                                  ------------      ------------
                                                  (unaudited)
     Paper......................................    $ 29,236           $ 22,315
     Ink........................................       1,168              1,040
     Other......................................       5,700              6,771
                                                  ------------      ------------
     TOTAL......................................    $ 36,104           $ 30,126
                                                  ------------      ------------
                                                  ------------      ------------

5. LONG TERM DEBT

On June 12, 1997, the Company (i) entered into a new credit facility (as amended to date, the "Credit Facility") with a group of lenders providing up to $475 million of revolving credit loans and (ii) terminated the previous credit facility and repaid all of its loans thereunder. At June 30, 1997 the balance outstanding under the Credit Facility was $74.3 million. The Credit Facility provides greater borrowing capacity on more favorable terms, including lower interest rates, and covenant terms which the Company believes provide greater financial flexibility. The Credit Facility will mature on June 12, 2002. There is no repayment of principal until maturity. Interest on revolving loans will be payable at the Company's option (a) at a base rate plus a margin which ranges from 0.00% to 0.75% or (b) at a Eurodollar-based rate plus a margin which ranges from 0.50% to 1.75%. The Credit Facility also contains certain covenant requirements and certain dividend restrictions which are customary for such financings. In connection with the early termination of the previous credit facility, approximately $4.9 million of deferred financing costs were written off which generated an extraordinary loss of $3.0 million, net of income tax benefit of $1.9 million.

In June 1997, the Company issued $250 million of 8 7/8% senior subordinated notes due July 1, 2007 (the "8 7/8% Notes"). Interest on the 8 7/8% Notes is payable semi-annually on January 1st and July 1st. The 8 7/8% Notes are subject to certain covenants, including restrictions on dividends, which are customary for such financings. In connection with the issuance of 8 7/8% Notes, the Company commenced a tender offer and consent solicitation for all of its outstanding 10 3/4% senior subordinated notes due 2003 (the "10 3/4% Notes"). The tender offer for the 10 3/4% Notes expired on July 23, 1997. On July 24, 1997, the Company purchased substantially all the 10 3/4% Notes for approximately $137 million, which was funded through borrowings under the Credit Facility. In connection with the redemption of the 10 3/4% Notes, the Company will record an extraordinary loss of approximately $10.3 million, net of income tax benefit of $6.8 million, on the early extinguishment of debt in the third quarter of 1997.

6. EARNINGS PER SHARE

Per share information is computed using the weighted average number of shares of Common Stock outstanding and dilutive common equivalent shares from stock options using the treasury stock method.

7. NEW ACCOUNTING PRONOUNCEMENTS

The Company will adopt Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997, as required. The standard specifies the computation, presentation and disclosure requirements for earnings per share. Computed under the provisions of SFAS 128, pro forma basic earnings per common share and pro forma diluted earnings per common share for the quarter ended June 30, 1997, were $0.08 and $0.07, respectively. The pro forma basic earnings per common share and the pro forma diluted earnings per common share for the six months ended June 30, 1997, were $0.17 and $0.16, respectively. Basic and diluted pro forma earnings per share, as computed under the provisions of SFAS 128, are the same as previously reported for the quarter and six months ended June 30, 1996.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual and interim financial reports. Both of these pronouncements become effective for fiscal years beginning after December 31, 1997. These pronouncements principally affect financial statement format and disclosure and are not expected to have an impact on the Company's results of operations or financial position.

                         BIG FLOWER PRESS HOLDINGS, INC.
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

"Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. In addition, when used in this report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of significant risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside the control of the Company, including fluctuations in the cost of paper and other raw materials used by the Company, changes in the advertising and printing markets, the financial condition of the Company's customers, and, the general condition of the United States economy. Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect any future events or circumstances.

GENERAL

The discussion below compares the consolidated financial condition and results of operations of Big Flower for the three months ended June 30, 1997 with the three months ended June 30, 1996 and for the six months ended June 30, 1997 with the six months ended June 30, 1996.

Big Flower is a leading advertising and marketing services company with three principal operating units: TC Advertising, Webcraft, and Laser Tech. TC Advertising is a leading producer of advertising insert programs for retailers and produces TV listing magazines, Sunday comics, Sunday magazines and special supplements for many of the most widely circulated U. S. newspapers. Webcraft is a market leader in producing highly-customized direct mail and specialty advertising products such as commercial games and fragrance samplers. Laser Tech is a leading provider of outsourced, digital premedia and content management services to retailers, advertising agencies, and consumer product companies. The Company and its subsidiaries operate in the advertising and marketing services industry.

The cost of paper is a principal factor in the Company's pricing to certain customers and consequently the cost of paper significantly affects the Company's net sales. The Company is generally able to pass increases in the cost of paper to its customers, while declines in paper costs generally result in lower prices to customers. Volatility in paper costs results in a corresponding volatility in the Company's net sales, but generally has not affected volume or profits to any significant extent. In late July and early August of 1997 several newsprint producers, including those used by the Company, announced an increase in the price of newsprint of between $35 to $40 per metric ton, to take effect in the fourth quarter of 1997. At this time, the Company does not anticipate this increase to have a significant impact on its results of operations or financial position for the remainder of 1997.

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

RESULTS OF OPERATIONS

The following table presents the major components from the Condensed Consolidated Statements of Operations as a percent of net sales for the three-month and six-month periods ended June 30, 1997 and 1996:

                                                       Three Months Ended         Six Months Ended
                                                            June 30,                  June 30,
                                                    -------------------------------------------------
                                                       1997         1996         1997         1996
                                                       ----         ----         ----         ----
   Net sales....................................      100.0%       100.0%       100.0%       100.0%
   Operating expenses:
     Costs of production........................       78.6%        82.1%        78.8%        83.7%
     Selling, general and administrative........       10.1%         8.1%        10.3%         7.9%
     Depreciation...............................        3.7%         3.0%         3.7%         2.8%
     Amortization of intangibles................        1.3%         1.4%         1.3%         1.6%
                                                     --------     --------     --------     --------
                                                       93.7%        94.6%        94.1%        96.0%
                                                     --------     --------     --------     --------
   Operating income.............................        6.3%         5.4%         5.9%         4.0%
                                                     --------     --------     --------     --------
   Other expenses (income):
     Interest expense...........................        3.1%         3.0%         3.2%         3.1%
     Amortization of deferred financing costs...        0.1%         0.3%         0.2%         0.3%
     Interest income............................        0.0%        (0.1%)        0.0%        (0.1%)
     Other, net.................................        0.5%         0.7%         0.6%         1.5%
                                                     --------     --------     --------     --------
                                                        3.7%         3.9%         4.0%         4.8%
                                                     --------     --------     --------     --------
   Income (loss) before income taxes............        2.6%         1.5%         1.9%        (0.8%)
   Income tax expense (benefit).................        1.3%         0.7%         0.9%        (0.4%)
                                                     --------     --------     --------     --------
   Income (loss) before extraordinary item......        1.3%         0.8%         1.0%        (0.4%)
   Extraordinary item, net......................       (0.9%)                    (0.5%)       (0.3%)
                                                     --------     --------     --------     --------
   Net income (loss)............................        0.4%         0.8%         0.5%        (0.7%)
                                                     --------     --------     --------     --------
                                                     --------     --------     --------     --------
   EBITDA (in thousands)........................     $ 35,977     $ 29,772     $ 67,083     $ 44,840
                                                     --------     --------     --------     --------
                                                     --------     --------     --------     --------

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 WITH THE THREE MONTHS ENDED JUNE 30, 1996

Net sales increased to $316.8 million for the three months ended June 30, 1997 from $301.9 million for the three months ended June 30, 1996, an increase of $14.9 million or 4.9%. Approximately $30 million of the increase resulted from the inclusion of the operations of PrintCo, Pacific Color, Designer Color and Digital Dimensions for the three months ended June 30, 1997. In addition to the acquisitions, higher volume at TC Advertising, new customer growth in pre-media services and strong demand for direct mail products also contributed to the increase in sales. The increase was offset by the sale of Webcraft Games, Inc. in the fourth quarter of 1996, softness in catalog and commercial games printing and by a decrease in TC Advertising's (excluding PrintCo) net sales as a result of lower paper costs in 1997. Paper costs were 36.2% of the Company's net sales for the three months ended June 30, 1997 as opposed to 43.6% of net sales for the three months ended June 30, 1996.

Operating income for the three months ended June 30, 1997 was $20.2 million compared to $16.3 million for the three months ended June 30, 1996, an increase of $3.9 million or 23.8%. A net $3.5 million increase resulted from the inclusion of the operations of the acquisitions made in 1996 offset by the sale of Webcraft Games, Inc. Demand for the Company's higher margin products also contributed to the increase in operating income. Costs of production as a percent of sales decreased to 78.6% for the three months ended June 30, 1997 from 82.1% for the three months ended June 30, 1996, principally attributable to the decrease in the cost of paper and the inclusion of the operations of the 1996 acquisitions where paper is less of a component of costs. Selling, general and administrative expenses increased to $32.0 million in the three months ended June 30, 1997 from $24.5 million for the three months ended June 30, 1996, an increase of $7.5 million or 30.4% which is principally due to the 1996 acquisitions. Depreciation was $11.6 million for the three months ended June 30, 1997 compared to $9.0 million for the three months ended June 30, 1996, an increase of $2.6 million or 28.8%. The increase in depreciation was attributable to the 1996 acquisitions and increased capital expenditures throughout 1996 and 1997 at TC Advertising.

Net interest expense, including the amortization of deferred financing fees, for the three months ended June 30, 1997 was $10.2 million compared to $9.7 million for the three months ended June 30, 1996. Interest expense increased due to higher average debt levels in 1997.

Other, net, was $1.7 million in the three months ended June 30, 1997 compared to $2.0 million in the comparable period in 1996. For the three months ended June 30, 1997, other, net includes charges of $1.4 million related to the A/R Securitization compared to $1.2 million for the three months ended June 30, 1996.

The extraordinary item, net of tax, of $3.0 million in the second quarter of 1997 was due to early extinguishment of debt in connection with the previous credit facility.

The effective income tax rate for the three months ended June 30, 1997 and 1996 exceeded the federal statutory tax rate due primarily to amortization of certain goodwill (which is not deductible for income tax purposes) and state income taxes.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 WITH THE SIX MONTHS ENDED JUNE 30, 1996

Net sales increased to $614.3 million for the six months ended June 30, 1997 from $531.0 million for the six months ended June 30, 1996, an increase of $83.3 million or 15.7%. The increase resulted from the addition of the operations of Webcraft , PrintCo, Pacific Color, Designer Color and Digital Dimensions. In addition to the acquisitions, higher volume at TC Advertising, new customer growth in pre-media services and strong demand for direct mail products also contributed to the increase in sales. The increase was offset by the sale of Webcraft Games, Inc. in the fourth quarter of 1996, softness in catalog and commercial games printing and by a decrease in TC Advertising's (excluding PrintCo) net sales as a result of lower paper costs in 1997. Paper costs were 36.0% of the Company's net sales for the six months ended June 30, 1997 as opposed to 46.1% of net sales for the six months ended June 30, 1996.

Operating income for the six months ended June 30, 1997 was $35.8 million compared to $21.4 million for the six months ended June 30, 1996, an increase of $14.4 million or 67.6%. A net $12.2 million increase resulted from the inclusion of the operations of the acquisitions made in 1996 offset, by the sale of Webcraft Games, Inc. Demand for the Company's higher margin products also contributed to the increase in operating income. Costs of production as a percent of sales decreased to 78.8% for the six months ended June 30, 1997 from 83.7% for the six months ended June 30, 1996, principally attributable to the decrease in the cost of paper and the inclusion of the operations of the 1996 acquisitions where paper is less of a component of costs. Selling, general and administrative expenses increased to $63.1 million in the six months ended June 30, 1997 from $41.8 million for the six months ended June 30, 1996, an increase of $21.3 million or 51.0% which is principally due to the 1996 acquisitions. Depreciation was $23.0 million for the six months ended June 30, 1997 compared to $15.0 million for the six months ended June 30, 1996, an increase of $8.0 million or 53.0%. The increase in depreciation was attributable to the 1996 acquisitions and increased capital expenditures throughout 1996 and 1997 at TC Advertising.

Net interest expense, including the amortization of deferred financing fees, for the six months ended June 30, 1997 was $20.5 million compared to $18.0 million for the six months ended June 30, 1996. Interest expense increased due to higher average debt levels in 1997 as a result of the 1996 acquisitions.

Other, net, was $3.9 million in the six months ended June 30, 1997 compared to $8.0 million in the comparable period in 1996, which prior period included $5.0 million in non-recurring financing costs related to the acquisition of Webcraft. For the six months ended June 30, 1997, other, net includes charges of $2.9 million related to the A/R Securitization compared to $1.4 million of recurring costs for the six months ended June 30, 1996.

The extraordinary item, net of tax, of $1.9 million in 1996 was due to early extinguishment of debt subsequent to the acquisition of Webcraft. The extraordinary item, net of tax, of $3.0 million in 1997 was due to early extinguishment of debt in connection with the previous credit facility.

The effective income tax rate for the six months ended June 30, 1997 and 1996 exceeded the federal statutory tax rate due primarily to amortization of certain goodwill (which is not deductible for income tax purposes) and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The operations of the Company historically have been funded with internally generated funds, term loans, borrowings under revolving credit facilities and proceeds from the Company's initial public offering in November 1995.
The Company believes that internally-generated funds from operations, the Credit Facility and the A/R Securitization will be sufficient to meet its operating requirements for the near future.

Big Flower's current liabilities exceeded current assets by $18.3 million at June 30, 1997 compared with $30.8 million at December 31, 1996, an increase in working capital of $12.5 million. Excluding the effects of the A/R Securitization, working capital at June 30, 1997 and December 31, 1996 would have been $60.1 million and $49.0 million, respectively. The ratio of current assets to current liabilities as of June 30, 1997 was 0.89 to 1 (1.35 to 1 excluding the A/R Securitization), and as of December 31, 1996 was 0.84 to 1 (1.25 to 1 excluding the A/R Securitization).

Net cash provided by operating activities for the six months ended June 30, 1997 was $42.1 million, an increase of $20.7 million from the prior comparable period in 1996 (excluding the proceeds from the sale of accounts receivable). Net cash used in investing activities was financed primarily through borrowings under the Credit Facility and the A/R Securitization.

On June 12, 1997, the Company (i) entered into the Credit Facility with a group of lenders providing up to $475 million of revolving credit loans and
(ii) terminated the existing credit facility and repaid its loans thereunder. The Credit Facility provides greater borrowing capacity on more favorable terms, including lower interest rates, and covenant terms which the Company believes provide greater financial flexibility and will favorably impact interest expense in the second half of 1997. The Credit Facility will mature on June 12, 2002. Interest on revolving loans will be payable at the Company's option (a) at a base rate plus a margin which ranges from 0.00% to 0.75% or (b) at a Eurodollar-based rate plus a margin which ranges from 0.50% to

1.75%. The Credit Facility also contains certain covenant requirements and certain dividend restrictions which are customary for such financings.

In June 1997, the Company issued $250 million of the 8 7/8% Notes. Interest on the 8 7/8% Notes is payable semi-annually on January 1st and July 1st. In connection with the issuance of 8 7/8% Notes, the Company commenced a tender offer and consent solicitation for all of its outstanding 10 3/4% Notes. The tender offer for the 10 3/4% Notes expired on July 23, 1997. On July 24, 1997, the Company purchased substantially all the 10 3/4% Notes for approximately $137 million, which was funded through borrowings under the Credit Facility.

Capital expenditures of $35.1 million and $21.5 million for the six months ended June 30, 1997 and 1996, respectively, were financed by cash from operations and borrowings under existing credit facilities.

Big Flower has grown through acquisitions and continues to seek similar or complementary businesses. Such acquisitions are likely to require the incurrence and/or assumption of indebtedness and other obligations, the issuance of equity securities or some combination thereof. In addition, Big Flower may from time to time determine to sell or otherwise dispose of certain of its existing businesses. However, Big Flower cannot predict if any transactions will be consummated, nor the terms or forms of consideration required in such transactions. Big Flower's recent acquisitions are discussed in Note 2 to the Condensed Consolidated Financial Statements included herein.

SEASONALITY

The Company's advertising insert business is seasonal in nature, with activity increasing prior to the following advertising periods: Easter (March 15-April 15); Memorial Day (April 15-May 15); Back to School (July 15-August
15); and Thanksgiving/Christmas (October 1-December 15). Sunday comics, newspaper TV listing guides, other newspaper products and other publications are not seasonal in nature. Net sales percentages for the Company by quarter for the twelve months ended December 31, 1996 were 19%, 25%, 26% and 30% of total net sales for the quarters ended March 31, June 30, September 30 and December 31, respectively. Based on its historical experience and projected operations, the Company expects its operating results to be highest in the quarter ended December 31 and weakest in the quarter ended March 31.

                           PART II--OTHER INFORMATION

                        BIG FLOWER PRESS HOLDINGS, INC.
                                AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS -

        No reportable developments occurred with respect to legal proceedings during the quarter ended June 30, 1997.

ITEM 2. CHANGES IN SECURITIES -

        In June 1997, the Company completed a secondary offering where certain stockholders sold common stock. At the time of the secondary offering, the Class B common stock held by BT Investment Partners, Inc. ("BT") was converted to common stock and sold by BT in such secondary offering. The Company no longer has any Class B common stock outstanding, and in accordance with the Company's Certificate of Incorporation, the Company no longer has any Class B common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS -

        On June 24, 1997, the Company held its Annual Meeting of Stockholders the following proposals were submitted for vote:

        Proposal 1--Peter G. Diamandis and Joan D. Manley were elected as Directors to hold office for three years until their respective successors are elected and qualified. The following individuals continue to serve on the Company's Board of Directors: R. Theodore Ammon, Robert M. Kimmitt, Newton N. Minow and Edward T. Reilly.

        Proposal 2--Amendments to the Big Flower Press Holdings, Inc. 1993 Restated Stock Award and Incentive Plan (the "Plan") were approved which (i) increased the shares reserved for issuance under the Plan to 5,484,114, (ii) permitted non-employee directors to participate in the Plan and (iii) granted certain additional rights and options to non-employee directors.

        Proposal 3--Deloitte & Touche LLP was elected to continue as the Company's independent certified public accountants.

                                                                          VOTES FOR    VOTES WITHHELD  ABSTENTIONS
                                                                         ------------  --------------  -----------
Proposal 1.............................................................    15,848,334        166,958
Proposal 2.............................................................    10,362,405      1,609,570       22,946
Proposal 3.............................................................    15,923,334         53,341       38,756

ITEM 5. OTHER INFORMATION -

        In June 1997, the Company completed a secondary offering where certain stockholders of the Company, including Apollo Big Flower Partners, L.P. ("Apollo"), sold an aggregate of 5,958,524 shares of common stock at a price of $21 per share. On July 15, 1997, an additional 750,000 shares of the Company's common stock were sold pursuant to the underwriters' over-allotment option granted by Apollo in connection with such secondary offering. Apollo sold all of its shares of common stock. On July 17, 1997, Messrs. Black and Yorke, both of whom are affiliated with Apollo, resigned from the Company's Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

        (a) Exhibits

            4.1 Indenture, dated as of June 20, 1997, between Big Flower
                Press Holdings, Inc. and State Street Bank and Trust Company (as successor in interest to Fleet National Bank), as Trustee. (1)

            4.2 Registration Rights Agreement, dated as of June 20, 1997, between Big Flower Press Holdings, Inc. and BT Securities Corporation, Credit Suisse First Boston and Goldman, Sachs & Co. (1)

            10.1 Credit Agreement, dated as of June 12, 1997, between Big
                 Flower Press Holdings, Inc., the Banks from time to time party thereto, Bank of America NT & SA and The Industrial Bank of Japan, Limited as Co Agents, Credit Suisse First Boston as Documentation Agent and Bankers Trust Company as Administrative Agent. (2)

            10.2 First Amendment to the Credit Facility, dated June 13, 1997, among Big Flower Press Holdings, Inc., the financial institutions party to the Credit Facility, Bank of America NT & SA and The Industrial Bank of Japan, Limited as Co Agents, Credit Suisse First Boston as Documentation Agent and Bankers Trust Company as Administrative Agent.

        (b) Reports on Form 8-K

            Current report on Form 8-K, dated June 13, 1997 concerning the Registrant's agreement to enter into a Credit Agreement dated June 12, 1997.

            Current report on Form 8-K, dated June 20, 1997 concerning issuance by the Registrant of 8 7/8% Notes and tender offer by the Registrant for the 10 3/4% Notes.

-------------------
(footnotes)
  (1) Incorporated by reference to Big Flower Press Holdings, Inc., Form S-4, filed on July 25, 1997 (File #333-32141).
  (2) Incorporated by reference to Big Flower Press Holdings, Inc., Form 8-K, dated June 13, 1997. (File #1-14084).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        BIG FLOWER PRESS HOLDINGS, INC.

                       /s/Richard L. Ritchie
                       -----------------------------
                       Richard L. Ritchie
                       Executive Vice President and Chief
                       Financial Officer (Principal Financial
                       and Accounting Officer)







DATE: August 14, 1997

                         BIG FLOWER PRESS HOLDINGS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                    EXHIBIT INDEX

EXHIBIT
NO.
---

4.1 Indenture, dated as of June 20, 1997, between Big Flower Press Holdings, Inc. and State Street Bank and Trust Company (as successor in interest to Fleet National Bank), as Trustee. (1)

4.2 Registration Rights Agreement, dated as of June 20, 1997, between Big Flower Press Holdings, Inc. and BT Securities Corporation, Credit Suisse First Boston and Goldman, Sachs & Co. (1)

10.1 Credit Agreement, dated as of June 12, 1997, between Big Flower Press Holdings, Inc., the Banks from time to time party thereto, Bank of America NT & SA and The Industrial Bank of Japan, Limited as Co Agents, Credit Suisse First Boston as Documentation Agent and Bankers Trust Company as Administrative Agent. (2)

10.2 First Amendment to the Credit Facility, dated June 13, 1997, among Big Flower Press Holdings, Inc., the financial institutions party to the Credit Facility, Bank of America NT & SA and The Industrial Bank of Japan, Limited as Co Agents, Credit Suisse First Boston as Documentation Agent and Bankers Trust Company as Administrative Agent.

-------------------
(footnotes)
  (1) Incorporated by reference to Big Flower Press Holdings, Inc., Form S-4, filed on July 25, 1997 (File #333-32141).
  (2) Incorporated by reference to Big Flower Press Holdings, Inc., Form 8-K, dated June 13, 1997. (File #1-14084).