Form 10-Q
period 1998-03-31
BIG FLOWER PRESS HOLDINGS INC /PRED/; BIG FLOWER HOLDINGS INC/
filed 1998-05-15
CIK 924146, 1048662

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    Quarterly Report under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

        For the transition period from ______________ to ______________

                         Commission File Number 0-29474
                           BIG FLOWER HOLDINGS, INC.

                                ---------------

                         Commission File Number 1-14084

                        BIG FLOWER PRESS HOLDINGS, INC.

          (Exact Names of Registrants as Specified in Their Charters)

DELAWARE               13-397-1556
DELAWARE               13-376-8322
(State of              (I.R.S. Employer
incorporation)
                       Identification
                       Nos.)

                               3 East 54th Street
                            New York, New York 10022
                                 (212) 521-1600
   (Address and telephone number of Registrants' Principal Executive Offices)

    Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 8, 1998, there were approximately 19,693,000 shares of Big Flower Holdings Inc.'s Common Stock, par value $0.01 per share, outstanding. There is no market for the common stock of Big Flower Press Holdings, Inc., all outstanding shares of which are owned by Big Flower Holdings, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
                                                                                       (UNAUDITED)

ASSETS
Current Assets:
  Cash and cash equivalents..........................................................  $      3,775   $    5,307
  Accounts receivable, net of allowance for doubtful accounts of $11,237 and
    $12,342..........................................................................       135,516      140,112
  Inventories........................................................................        49,910       46,510
  Deferred income taxes and income tax receivable....................................        19,180       19,827
  Prepaid expenses and other current assets..........................................         7,369        4,625
                                                                                       ------------  ------------
    Total current assets.............................................................       215,750      216,381
Property, plant and equipment, net...................................................       394,902      384,848
Goodwill, net........................................................................       433,829      415,601
Intangibles and other assets, net....................................................        46,276       42,217
                                                                                       ------------  ------------
    Total Assets.....................................................................  $  1,090,757   $1,059,047
                                                                                       ------------  ------------
                                                                                       ------------  ------------
LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable...................................................................  $    134,260   $  133,648
  Compensation and benefits payable..................................................        41,327       45,281
  Accrued interest...................................................................         8,290       13,775
  Other current liabilities..........................................................        43,218       41,145
                                                                                       ------------  ------------
    Total current liabilities........................................................       227,095      233,849
Long-term debt, net of current portion...............................................       630,701      590,045
Deferred income taxes................................................................        27,660       27,811
Other long-term liabilities..........................................................        20,775       20,804
                                                                                       ------------  ------------
    Total liabilities................................................................       906,231      872,509
                                                                                       ------------  ------------
Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust whose sole assets are the convertible subordinated debentures of
  the Company........................................................................       115,000      115,000
Stockholders' equity:
  Preferred stock....................................................................
  Common stock.......................................................................           194          195
  Additional paid-in capital.........................................................       137,686      140,798
  Accumulated deficit................................................................       (67,463)     (68,548)
  Other..............................................................................          (891)        (907)
                                                                                       ------------  ------------
    Total stockholders' equity.......................................................        69,526       71,538
                                                                                       ------------  ------------
    Total Liabilities and Equity.....................................................  $  1,090,757   $1,059,047
                                                                                       ------------  ------------
                                                                                       ------------  ------------

           See notes to condensed consolidated financial statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Net sales.................................................................................  $  383,902  $  297,501
                                                                                            ----------  ----------
Operating expenses:
  Costs of production.....................................................................     295,188     235,245
  Selling, general and administrative.....................................................      48,437      31,150
  Depreciation............................................................................      14,889      11,429
  Amortization of intangibles.............................................................       5,868       4,101
                                                                                            ----------  ----------
                                                                                               364,382     281,925
                                                                                            ----------  ----------
Operating income..........................................................................      19,520      15,576
                                                                                            ----------  ----------
Other expenses (income):
  Interest expense........................................................................      13,029       9,710
  Amortization of deferred financing costs................................................         429         555
  Interest income.........................................................................        (120)       (120)
  Preferred dividends of a subsidiary trust...............................................       1,725
  Other, net..............................................................................       2,447       2,135
                                                                                            ----------  ----------
                                                                                                17,510      12,280
                                                                                            ----------  ----------
Income before income taxes................................................................       2,010       3,296
Income tax expense........................................................................         925       1,615
                                                                                            ----------  ----------
Net income................................................................................  $    1,085  $    1,681
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Earnings per share:
  Basic...................................................................................  $     0.06  $     0.09
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted.................................................................................        0.05        0.09
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Weighted average shares outstanding:
  Basic...................................................................................      19,455      18,584
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted.................................................................................      20,563      19,296
                                                                                            ----------  ----------
                                                                                            ----------  ----------

           See notes to condensed consolidated financial statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..............................................................................  $    1,085  $    1,681
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................................      20,757      15,530
    Deferred income taxes.................................................................         567      (1,004)
    Other.................................................................................       3,269       3,316
    Changes in operating assets and liabilities (excluding effect of acquisitions):
      Decrease in accounts receivable.....................................................       9,586      20,274
      Increase in inventories.............................................................      (2,831)     (2,960)
      Increase in prepaid expenses and other assets.......................................      (4,189)       (152)
      Decrease in accounts payable and other liabilities..................................     (13,166)    (18,002)
                                                                                            ----------  ----------
Net cash provided by operating activities.................................................      15,078      18,683
                                                                                            ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of businesses, net of cash acquired.........................................     (24,399)       (474)
  Capital expenditures....................................................................     (19,560)    (15,343)
  Software development costs capitalized..................................................        (733)
  Other investing activities..............................................................      (3,282)         78
                                                                                            ----------  ----------
Net cash used in investing activities.....................................................     (47,974)    (15,739)
                                                                                            ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under lines of credit....................................................      40,160      19,700
  Repayments of long-term debt............................................................      (3,672)       (177)
  Decrease in outstanding checks drawn on controlled disbursement accounts................      (1,726)    (19,755)
  Repurchase of common stock..............................................................      (3,384)     (2,559)
  Other...................................................................................         (14)        287
                                                                                            ----------  ----------
Net cash provided by (used in) financing activities.......................................      31,364      (2,504)
                                                                                            ----------  ----------

Net (Decrease) Increase in Cash and Cash Equivalents......................................      (1,532)        440
Cash and Cash Equivalents at Beginning of Year............................................       5,307       4,200
                                                                                            ----------  ----------
Cash and Cash Equivalents at End of Period................................................  $    3,775  $    4,640
                                                                                            ----------  ----------
                                                                                            ----------  ----------

           See notes to condensed consolidated financial statements.

    THE FOLLOWING FINANCIAL STATEMENTS PRESENT THE FINANCIAL POSITION AND RESULTS OF OPERATIONS OF BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES AS ISSUER OF 8 7/8% SENIOR SUBORDINATED NOTES DUE 2007.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
                                                                                       (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents..........................................................  $      3,758   $    5,307
  Accounts receivable, net of allowance for doubtful accounts of $11,237 and
    $12,342..........................................................................       135,487      140,112
  Inventories........................................................................        49,910       46,510
  Deferred income taxes and income tax receivable....................................        19,180       19,827
  Prepaid expenses and other current assets..........................................         7,369        4,625
                                                                                       ------------  ------------
      Total current assets...........................................................       215,704      216,381
Due from parent......................................................................         3,294
Property, plant and equipment, net...................................................       394,902      384,848
Goodwill, net........................................................................       433,829      415,601
Intangibles and other assets, net....................................................        40,721       37,438
                                                                                       ------------  ------------
      Total Assets...................................................................  $  1,088,450   $1,054,268
                                                                                       ------------  ------------
                                                                                       ------------  ------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts payable...................................................................  $    134,260   $  133,648
  Compensation and benefits payable..................................................        41,327       45,281
  Accrued interest...................................................................         8,290       13,775
  Other current liabilities..........................................................        44,031       40,196
                                                                                       ------------  ------------
      Total current liabilities......................................................       227,908      232,900
Due to parent........................................................................                      3,466
Long-term debt, net of current portion...............................................       630,701      590,045
Deferred income taxes................................................................        27,660       27,811
Other long-term liabilities..........................................................        20,775       20,804
                                                                                       ------------  ------------
      Total liabilities..............................................................       907,044      875,026
                                                                                       ------------  ------------
Stockholder's equity:
  Accumulated deficit................................................................       (65,719)     (67,643)
  Other..............................................................................       247,125      246,885
                                                                                       ------------  ------------
      Total stockholder's equity.....................................................       181,406      179,242
                                                                                       ------------  ------------
      Total Liabilities and Stockholder's Equity.....................................  $  1,088,450   $1,054,268
                                                                                       ------------  ------------
                                                                                       ------------  ------------

           See notes to condensed consolidated financial statements.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                               THREE MONTHS ENDED
                                                                                                 MARCH 31, 1998
                                                                                               -------------------
Net sales....................................................................................      $   383,902
                                                                                                      --------
Operating expenses:
  Costs of production........................................................................          295,188
  Selling, general and administrative........................................................           45,176
  Depreciation...............................................................................           14,820
  Amortization of intangibles................................................................            5,713
                                                                                                      --------
                                                                                                       360,897
                                                                                                      --------
Operating income.............................................................................           23,005
                                                                                                      --------
Other expenses (income):
  Interest expense...........................................................................           13,152
  Amortization of deferred financing costs...................................................              387
  Interest income............................................................................             (120)
  Other, net.................................................................................            2,447
                                                                                                      --------
                                                                                                        15,866
                                                                                                      --------
Income before income taxes...................................................................            7,139
Income tax expense...........................................................................            3,284
                                                                                                      --------
Net income...................................................................................      $     3,855
                                                                                                      --------
                                                                                                      --------

           See notes to condensed consolidated financial statements.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                               THREE MONTHS ENDED
                                                                                                 MARCH 31, 1998
                                                                                               -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.................................................................................      $     3,855
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization............................................................           20,533
    Deferred income taxes....................................................................              567
    Other....................................................................................            3,233
    Changes in operating assets and liabilities (excluding effect of acquisitions):
      Decrease in accounts receivable........................................................            9,586
      Increase in inventories................................................................           (2,831)
      Increase in prepaid expenses and other assets..........................................           (3,902)
      Decrease in accounts payable and other liabilities.....................................          (17,598)
                                                                                                      --------
Net cash provided by operating activities....................................................           13,443
                                                                                                      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of businesses, net of cash acquired............................................          (24,399)
  Capital expenditures.......................................................................          (19,560)
  Software development costs capitalized.....................................................             (733)
  Other investing activities.................................................................           (3,282)
                                                                                                      --------
Net cash used in investing activities........................................................          (47,974)
                                                                                                      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under lines of credit.......................................................           40,160
  Repayments of long-term debt...............................................................           (3,672)
  Decrease in outstanding checks drawn on controlled disbursement accounts...................           (1,726)
  Dividends paid to parent...................................................................           (1,679)
  Other......................................................................................             (101)
                                                                                                      --------
Net cash provided by financing activities....................................................           32,982
                                                                                                      --------
Net Decrease in Cash and Cash Equivalents....................................................           (1,549)
Cash and Cash Equivalents at Beginning of Year...............................................            5,307
                                                                                                      --------
Cash and Cash Equivalents at End of Period...................................................      $     3,758
                                                                                                      --------
                                                                                                      --------

           See notes to condensed consolidated financial statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

    Big Flower Holdings, Inc. ("Holdings", and together with its subsidiaries, the "Company") is the parent of Big Flower Press Holdings, Inc. ("Press"). The Company's operations are conducted through Press which, in turn, conducts its operations through its operating subsidiaries. On October 17, 1997, the Company reorganized its legal structure and the common shares of Press, the previous parent company, were automatically exchanged for common shares of Holdings. As a result of this reorganization, Press became a wholly-owned subsidiary of Holdings. Prior to the formation of Holdings, the consolidated financial statements of the Company represented the accounts of Press and its subsidiaries. Separate footnote information is not presented for the financial statements of Press and its subsidiaries as that information is substantially equivalent to that presented below. Earnings per share data is not provided for the operating results of Press and its subsidiaries as they are wholly-owned subsidiaries of Holdings.

    The Company is responsible for the unaudited financial statements included in this document. The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include all normal and recurring adjustments that the Company considers necessary for the fair presentation of its financial position and operating results. The Company prepared the condensed financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP. As these are condensed financial statements, one should also read the financial statements and notes in the Company's latest Form 10-K.

    Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

    Certain amounts for prior periods have been reclassified to conform to the current period presentation.

2. ACQUISITIONS

    The Company completed six acquisitions in the fall of 1997 and another in the first quarter of 1998. The timing of these acquisitions affects the comparability of the Company's financial results.

    Between September and November 1997, the Company acquired Olwen Direct Mail, Ltd. ("Olwen"), the assets of companies operating as Riverside County Publishing Company ("RCPC"), Columbine JDS Systems, Inc. ("Columbine"), the assets of Gamma One, Inc. ("Gamma One"), the assets of IMPCO Enterprises, Inc. ("IMPCO") and Broadcast Systems Software Limited ("BSS").

    On March 13, 1998, the Company acquired Troypeak Limited and Pismo Limited (together, the "Fusion Group"). Goodwill arising in connection with this acquisition was approximately $21 million. The amounts and allocations of costs recorded may require adjustment based upon information that is not currently available to the Company.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)
    The following unaudited pro forma information reflects the Company's results adjusted to include the results of the acquired businesses as though all the acquisitions had occurred at the beginning of 1997:

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------

                                                                        (IN THOUSANDS, EXCEPT
                                                                          PER SHARE AMOUNTS)
Net sales.............................................................  $  388,511  $  365,056
Net income............................................................         850       1,604
Earnings per share--basic and diluted.................................  $     0.04  $     0.08

3. INVENTORIES

    Inventories as of March 31, 1998, and December 31, 1997, are summarized as follows:

                                                                                 DECEMBER 31,
                                                                                     1997
                                                                                 ------------
                                                                     MARCH 31,
                                                                       1998
                                                                    -----------
                                                                    (UNAUDITED)
                                                                         (IN THOUSANDS)
Paper.............................................................   $  37,483    $   34,324
Ink and chemicals.................................................       4,808         5,447
Other.............................................................       7,619         6,739
                                                                    -----------  ------------
                                                                     $  49,910    $   46,510
                                                                    -----------  ------------
                                                                    -----------  ------------

4. SEGMENT INFORMATION

    The Company operates in four business segments. Each segment offers different products or services requiring different production and marketing strategies. The four segments are:

    - Insert Advertising & Newspaper Services, including advertising inserts and circulation-building newspaper products such as Sunday comics, TV listing guides, Sunday magazine sections and special supplements.

    - Direct Marketing Services, including highly customized direct mail products and direct marketing services such as database management and response fulfillment services.

    - Digital Services, including outsourced digital premedia, image content management and broadcast management services.

    - Specialty Products & Commercial Printing, including fragrance samplers, coatings and chemical production, and commercial printing.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

4. SEGMENT INFORMATION (CONTINUED)
    Following is unaudited information regarding the Company's segments:

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    --------------------------
                                                                                        1998          1997
                                                                                    ------------  ------------

                                                                                          (IN THOUSANDS)
Net sales                            Insert Advertising & Newspaper Services        $    251,027   $  202,742
                                     Direct Marketing Services                            62,794       44,347
                                     Digital Services                                     47,601       19,879
                                     Specialty Products & Commercial Printing             24,230       31,726
                                     Elimination of Intersegment Sales                    (1,750)      (1,193)
                                                                                    ------------  ------------
                                       Consolidated                                 $    383,902   $  297,501
                                                                                    ------------  ------------
                                                                                    ------------  ------------
Operating Income                     Insert Advertising & Newspaper Services        $     10,823   $    8,750
                                     Direct Marketing Services                             6,104        4,721
                                     Digital Services                                      4,732        1,546
                                     Specialty Products & Commercial Printing              1,788        3,942
                                     General Corporate                                    (3,927)      (3,383)
                                                                                    ------------  ------------
                                       Consolidated                                 $     19,520   $   15,576
                                                                                    ------------  ------------
                                                                                    ------------  ------------
Depreciation                         Insert Advertising & Newspaper Services        $      8,125   $    6,458
                                     Direct Marketing Services                             3,074        2,550
                                     Digital Services                                      2,822        1,372
                                     Specialty Products & Commercial Printing                725          937
                                     General Corporate                                       143          112
                                                                                    ------------  ------------
                                       Consolidated                                 $     14,889   $   11,429
                                                                                    ------------  ------------
                                                                                    ------------  ------------
Amortization of Intangibles          Insert Advertising & Newspaper Services        $      3,888   $    3,442
                                     Direct Marketing Services                               501          206
                                     Digital Services                                      1,169          318
                                     Specialty Products & Commercial Printing                185          135
                                     General Corporate                                       125
                                                                                    ------------  ------------
                                       Consolidated                                 $      5,868   $    4,101
                                                                                    ------------  ------------
                                                                                    ------------  ------------

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

4. SEGMENT INFORMATION (CONTINUED)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    --------------------------
                                                                                        1998          1997
                                                                                    ------------  ------------
                                                                                          (IN THOUSANDS)
Additions to Long Lived Assets       Insert Advertising & Newspaper Services
  (excluding acquisitions)                                                          $     10,734   $   10,300
                                     Direct Marketing Services                             4,526        1,540
                                     Digital Services                                      4,240        2,678
                                     Specialty Products & Commercial Printing                517          294
                                     General Corporate                                       276          531
                                                                                    ------------  ------------
                                       Consolidated                                 $     20,293   $   15,343
                                                                                    ------------  ------------
                                                                                    ------------  ------------


                                                                                     MARCH 31,    DECEMBER 31,
                                                                                        1998          1997
                                                                                    ------------  ------------
Identifiable Assets                  Insert Advertising & Newspaper Services        $    524,598   $  538,745
                                     Direct Marketing Services                           192,545      196,849
                                     Digital Services                                    223,414      185,783
                                     Specialty Products & Commercial Printing             58,449       59,613
                                     General Corporate                                    91,751       78,057
                                                                                    ------------  ------------
                                       Consolidated                                 $  1,090,757   $1,059,047
                                                                                    ------------  ------------
                                                                                    ------------  ------------

5. COMPREHENSIVE INCOME

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements. Comprehensive income is defined as net income plus other changes in equity from non-stockholder sources. At present, the only components of comprehensive income for the Company other than net income are foreign currency translation adjustments. Such adjustments were immaterial for the quarter ended March 31, 1998, and non-existent for the quarter ended March 31, 1997. Therefore, no separate presentation of comprehensive income has been made.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS OUTSIDE THE CONTROL OF BIG FLOWER HOLDINGS, INC., INCLUDING FLUCTUATIONS IN THE COST OF RAW MATERIALS USED BY THE COMPANY, CHANGES IN THE ADVERTISING, MARKETING AND INFORMATION SERVICES MARKETS, THE FINANCIAL CONDITION OF THE COMPANY'S CUSTOMERS, THE GENERAL CONDITION OF THE UNITED STATES AND OTHER ECONOMIES AND MATTERS SET FORTH IN THIS DOCUMENT GENERALLY. CONSEQUENTLY, SUCH FORWARD-LOOKING STATEMENTS SHOULD BE REGARDED SOLELY AS THE COMPANY'S CURRENT PLANS, ESTIMATES AND BELIEFS. THE COMPANY DOES NOT UNDERTAKE AND SPECIFICALLY DECLINES ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

RESULTS OF OPERATIONS

    The Company is a leading advertising, marketing and information services company with four business segments: Insert Advertising & Newspaper Services, Direct Marketing Services, Digital Services and Specialty Products & Commercial Printing. The following table presents the major components from the Condensed Consolidated Statements of Operations and cash flow information for the three-month periods ended March 31, 1998 and 1997:

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             --------------------
                                                                                               1998       1997
                                                                                             ---------  ---------

                                                                                             (PERCENTAGES OF NET
                                                                                                    SALES)
Net sales..................................................................................      100.0%     100.0%
                                                                                             ---------  ---------
Operating expenses:
  Costs of production......................................................................       76.9       79.1
  Selling, general and administrative......................................................       12.6       10.5
  Depreciation.............................................................................        3.9        3.8
  Amortization of intangibles..............................................................        1.5        1.4
                                                                                             ---------  ---------
                                                                                                  94.9       94.8
                                                                                             ---------  ---------
Operating income...........................................................................        5.1%       5.2%
                                                                                             ---------  ---------
                                                                                             ---------  ---------
EBITDA.....................................................................................       10.5%      10.5%
                                                                                             ---------  ---------
                                                                                             ---------  ---------

                                                                                                (IN THOUSANDS)

EBITDA.....................................................................................  $  40,277  $  31,106
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Net cash provided by operating activities..................................................  $  15,078  $  18,683
Net cash used in investing activities......................................................     47,974     15,739
Net cash provided by (used in) financing activities........................................     31,364     (2,504)

    "EBITDA" represents the sum of operating income, depreciation and amortization of intangibles. EBITDA is presented here to provide additional information regarding the Company's ability to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not a measure of financial performance in accordance with GAAP and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 WITH THE THREE MONTHS ENDED
  MARCH 31, 1997

    Net sales increased to $383.9 million for the three months ended March 31, 1998 from $297.5 million for the three months ended March 31, 1997, an increase of 29.0%. Adjusting to include the operations of businesses acquired in 1997 and 1998 for the entire comparable periods, net sales increased approximately 6% for the quarter. These results reflect the positive growth trends of the Company's principal business segments, offset by continued softness and timing of certain government and fragrance printing jobs in the Specialty Products & Commercial Printing segment.

    Operating income for the three months ended March 31, 1998 increased 25.3% over the prior year period, while the increase was approximately 5% including businesses acquired in 1997 and 1998 for the entire comparable periods. Actual operating income as a percentage of net sales decreased to 5.1% from 5.2% last year due to the first quarter being the seasonally smallest contributor to profits while absorbing a relatively equal share of acquisition expenses reflected in depreciation and intangibles amortization.

    Costs of production as a percentage of net sales decreased to 76.9% for the current quarter from 79.1% last year, due principally to increased demand for the Company's higher margin products and the inclusion of the recent acquisitions where paper is less of a component of costs. Paper costs were 34.5% of the Company's net sales for the three months ended March 31, 1998 as compared to 35.9% of net sales for the three months ended March 31, 1997.

    Selling, general and administrative expenses increased to 12.6% of net sales in the three months ended March 31, 1998 from 10.5% in the comparable 1997 period. This increase is due to the changing mix of businesses as the Direct Marketing Services and Digital Services segments, where the costs are related more to selling than to production, grow to represent a larger proportion of the total Company. Depreciation and amortization of intangibles increased to 5.4% of sales in 1998 compared to 5.2% last year as a result of acquisitions and increased capital expenditures.

    Net interest expense for the three months ended March 31, 1998, including the amortization of deferred financing fees, was $13.3 million compared to $10.1 million for the comparable period in 1997. The higher expense in 1998 is due to higher debt levels related primarily to acquisitions, although the average rate of interest incurred decreased to an annualized rate of 8.39% of average borrowings compared to 8.61% in the 1997 period. Including the effect of redeemable convertible preferred securities, the average cost of funds was an annualized rate of 8.02% in the 1998 quarter.

    The effective income tax rates of 46.0% and 49.0% for the three-month periods ended March 31, 1998 and 1997, respectively, exceeded the federal statutory rate due primarily to state income taxes and amortization of certain goodwill which is not deductible for income tax purposes. The lower effective tax rate in 1998 reflects the proportionally lower level of non-deductible goodwill expense in relation to expected taxable income for the year.

    Diluted earnings per share for the three months ended March 31, 1998, were five cents compared to nine cents in the first quarter of 1997. The diluted earnings per share calculation for the 1998 period does not reflect the potential issuance of 4.0 million shares and the exclusion of $1.0 million (after tax) of preferred dividends related to the potential conversion of redeemable convertible preferred securities as the effect of such a conversion would be anti-dilutive.

RESULTS BY SEGMENT

    Net sales in the Insert Advertising & Newspaper Services segment increased 23.8% over the prior year period, reflecting organic growth and the acquisition of RCPC in October 1997. Adjusted to include RCPC for the comparable period in 1997, sales in this segment increased approximately 10%. Operating income increased 23.7% over 1997, with an increase of approximately 20% including RCPC in both periods. The sales results reflect the steady growth of TC Advertising's customer base, with the largest increases in the categories of advertising inserts for specialty, grocery and furniture stores, as well as television magazines. The revenue growth yielded a higher rate of operating income growth as operating synergies with RCPC yielded lower production costs for the combined business.

    Net sales in the Direct Marketing Services segment increased 41.6% over the first quarter of 1997. Adjusting to include Olwen and IMPCO for the full comparable periods, sales increased approximately 10%, reflecting increased demand from customers in the publishing, financial services, retail, fund-raising and non-profit and telecommunications categories. Operating income in this segment increased 29.3% over the prior year period, with an increase of approximately 5% when adjusted to include the acquired businesses for both periods. The smaller increase in operating profit reflects the costs associated with the recent acquisitions and the comparison to a very favorable performance in the prior year period.

    The Digital Services segment reported a net sales gain of 139.5% over the first quarter of 1997, attributable principally to the acquisitions of Columbine and Gamma One in October 1997 as well as the addition of the Fusion Group in March 1998. Adjusting to include these businesses in both periods, net sales increased approximately 15% for the quarter. This increase was achieved by responding to increased customer demand in the packaging and retail premedia services lines and growth in fee and consulting revenues related to large software contracts in both domestic and international markets. Operating income in this segment increased 206.1% over the 1997 period, while the growth based on comparable businesses was in excess of 50%. The increased profitability reflects the flowthrough effect of sales gains coupled with strong expense control.

    Net sales and operating income in the Specialty Products & Commercial Printing segment declined by 23.6% and 54.6%, respectively, from the prior year quarter. The decreases reflect the timing of business in the fragrance and government printing product lines, large orders for which were filled in the first quarter of 1997 while comparable business is expected in the second quarter of 1998, and the continued softness in catalog printing.

LIQUIDITY AND CAPITAL RESOURCES

    The operations of the Company historically have been funded with internally generated funds, term loans, borrowings under revolving credit facilities and utilization of an accounts receivable securitization facility. At March 31, 1998, the Company had available borrowings of $140.1 million under its revolving credit facilities. Of the amount available, $53.1 million was utilized in April and May 1998 for investment and acquisition transactions. Management believes that the facilities in place will be sufficient to meet the Company's operational needs for the near future.

    At March 31, 1998, the Company's current liabilities exceeded current assets by $11.3 million compared to $17.5 million at December 31, 1997. Adjusting for assets removed from the balance sheet in connection with the accounts receivable securitization facility, net working capital was $83.7 million at March 31, 1998 (yielding a current ratio of 1.37 to 1) compared to $83.6 million at December 31, 1997 (a current ratio of 1.36 to 1).

    Cash flows provided by operating activities for the first quarter of 1998 were $15.1 million, compared to $18.7 million in the first quarter of 1997. Although net earnings before depreciation and amortization in the 1998 quarter increased in comparison to the prior year period, the cash flows from operations were lower because of increased working capital assets.

    Cash from operations and borrowings under existing credit facilities funded capital expenditures of $19.6 million and $15.3 million for the three months ended March 31, 1998 and 1997, respectively.

    Big Flower has grown through acquisitions and continues to seek similar or complementary businesses. Such acquisitions are likely to require the incurrence and/or assumption of indebtedness and other obligations, the issuance of equity securities or some combination thereof. In addition, Big Flower may from time to time determine to sell or otherwise dispose of certain of its existing businesses. However, Big Flower cannot predict if any transactions will be consummated, or the terms or forms of consideration required in such transactions.

SEASONALITY AND OTHER FACTORS

    While the insert advertising portion of the Company's Insert Advertising & Newspaper Services segment is seasonal in nature, the growth of other segments has reduced the overall seasonality of the Company's revenues. On a pro forma basis, assuming all businesses owned at March 31, 1998 had been owned for all of 1997, the net sales percentages for the Company for the year ended December 31, 1997 would have been 23% in the first quarter, 24% in the second, 26% in the third and 27% in the fourth. Profitability, however, continues to follow a more seasonal pattern for all segments and lower margins in the first quarter do not fully absorb fixed depreciation, amortization, interest and preferred dividend costs that are incurred evenly throughout the year. Based on its historical experience and projected operations, the Company expects its operating results in the near future to be highest in the fourth quarter and lowest in the first.

    The cost of paper is a principal factor in pricing to customers of the Insert Advertising & Newspaper Services segment. As this is the Company's largest segment, fluctuations in the cost of paper significantly affect the Company's consolidated net sales. The Company is generally able to pass increases in the cost of paper to that segment's customers, while decreases in paper costs generally result in lower prices to customers. Volatility in paper costs results in a corresponding volatility in the Company's net sales, but generally has not affected volume or profits to any significant extent.

                           PART II--OTHER INFORMATION

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS--

    No reportable developments occurred with respect to legal proceedings during the quarter ended March 31, 1998.

ITEM 2. CHANGES IN SECURITIES--

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS--

    None.

ITEM 5. OTHER INFORMATION--

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K--

    (a) Exhibits

    10.1   Third Amendment to the Credit Agreement, dated as of January 14, 1998, among Big
           Flower Holdings, Inc., the banks from time to time party thereto, Bank of America NT
           & SA and the Industrial Bank of Japan, Limited as Co-Agents, Credit Suisse First
           Boston as Documentation Agent and Bankers Trust Company as Administrative Agent.

    10.2   Fourth Amendment to the Credit Agreement, dated as of March 12, 1998, among Big
           Flower Holdings, Inc., the banks from time to time party thereto, Bank of America NT
           & SA and the Industrial Bank of Japan, Limited as Co-Agents, Credit Suisse First
           Boston as Documentation Agent and Bankers Trust Company as Administrative Agent.

    10.3   Amendment letter No. 5, dated March 13, 1998, to Sterling Pound Credit Facility letter provided by Bankers Trust Company (London Branch) to Big Flower Limited and
           Olwen Direct Mail Limited.

   27.1-2  Financial Data Schedules.

    (b) Reports on Form 8-K

During the three months ended March 31, 1998, the Registrant filed the following report on Form 8-K:

        (i) Current report on Form 8-K, dated March 13, 1998, concerning Registrant's acquisition of Troypeak Limited and Pismo Limited.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BIG FLOWER HOLDINGS, INC.

                                By:            /s/ RICHARD L. RITCHIE
                                     -----------------------------------------
                                                 Richard L. Ritchie
                                         EXECUTIVE VICE PRESIDENT AND CHIEF
                                       FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                              AND ACCOUNTING OFFICER)

DATE: May 15, 1998

                                BIG FLOWER PRESS HOLDINGS, INC.

                                By:            /s/ RICHARD L. RITCHIE
                                     -----------------------------------------
                                                 Richard L. Ritchie
                                         EXECUTIVE VICE PRESIDENT AND CHIEF
                                       FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                              AND ACCOUNTING OFFICER)

DATE: May 15, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.
-------------

       10.1    Third Amendment to the Credit Agreement, dated as of January 14, 1998, among Big Flower Holdings,
               Inc., the banks from time to time party thereto, Bank of America NT & SA and the Industrial Bank of
               Japan, Limited as Co-Agents, Credit Suisse First Boston as Documentation Agent and Bankers Trust
               Company as Administrative Agent.

       10.2    Fourth Amendment to the Credit Agreement, dated as of March 12, 1998, among Big Flower Holdings,
               Inc., the banks from time to time party thereto, Bank of America NT & SA and the Industrial Bank of
               Japan, Limited as Co-Agents, Credit Suisse First Boston as Documentation Agent and Bankers Trust
               Company as Administrative Agent.

       10.3    Amendment letter No. 5, dated March 13, 1998, to Sterling Pound Credit Facility letter provided by
               Bankers Trust Company (London Branch) to Big Flower Limited and Olwen Direct Mail Limited.

     27.1-2    Financial Data Schedules.