Form 10-K405
period 1998-12-31
BIG FLOWER PRESS HOLDINGS INC /PRED/; BIG FLOWER HOLDINGS INC/
filed 1999-03-31
CIK 924146, 1048662

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-29474
                           BIG FLOWER HOLDINGS, INC.
                                ---------------

                         COMMISSION FILE NUMBER 1-14084
                        BIG FLOWER PRESS HOLDINGS, INC.
          (EXACT NAMES OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)

                  DELAWARE                             13-3971556
                  DELAWARE                             13-3768322
          (State of incorporation)           (I.R.S. Employer Identification
                                                          Nos.)

                               3 EAST 54TH STREET
                            NEW YORK, NEW YORK 10022
                                 (212) 521-1600
   (Address and telephone number of Registrants' Principal Executive Offices)
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                    TITLE OF EACH CLASS                               NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------------------------  -----------------------------------------------------------
             Common Stock, $0.01 par value, of                                 New York Stock Exchange
                 Big Flower Holdings, Inc.
 Series A Junior Preferred Stock, $0.01 par value, of Big                      New York Stock Exchange
                   Flower Holdings, Inc.

                            ------------------------

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting stock held by non-affiliates on February 26, 1999 was $399,338,013. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

    As of February 26, 1999, there were approximately 19,700,000 shares of Big Flower Holdings, Inc.'s common stock, par value $0.01 per share, outstanding. There is no market for the common stock of Big Flower Press Holdings, Inc., all outstanding shares of which are owned by Big Flower Holdings, Inc.

                   Documents Incorporated By Reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    "COLORSTREAM," "CRAIGBOND," "CRAIGSEAL," "CS COLORSTREAM & DESIGN," "ELECTROWEB," "REPLICOLOR," "SCENT-SATIONAL," "W (STYLIZED)," "WEBCRAFT," "WEBCRAFT SWIRL LOGO," "WYSDOM," "MAXCESS," "VIXNET VIRTUAL IMAGING XTRANET," "BIAS," "BMP," "BROADCAST MANAGEMENT PLUS," AND "TV WORKS" ARE REGISTERED TRADEMARKS OF BIG FLOWER HOLDINGS, INC. OR ONE OF ITS SUBSIDIARIES. IN ADDITION, TRADEMARK OR SERVICEMARK REGISTRATIONS HAVE BEEN FILED FOR "NEWSPAPER MARKET REACH," "NEWSPAPER INSERTS THAT DELIVER," "REACH AMERICA," "S/TRAN," "TARGET ZONE," "TARGET REACH," "TARGETTED INSERTS THAT DELIVER," "TC ADVERTISING," "TOTAL PAPER SUPPLY," "DINER'S DELIGHT," "UV ULTRACOOL," "DSG INTERNATIONAL," "FUSION INTERNATIONAL," "LASER TECH COLOR," "LIQUID GRAPHIX," "LIQUID LENS," "LIQUID PICTURES," "LIQUID STUDIOS," "LTC," "UFO (ULTRALARGE FILM OUTPUT)," "VISIONBANK," "COLUMBINE JDS" AND "PARADIGM."

                                     PART I

                             SAFE HARBOR STATEMENT

    THIS ANNUAL REPORT ON FORM 10-K (THE "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 3, 7 AND 7A HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "ESTIMATES," "PLANS," "INTENDS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM PROJECTED RESULTS. FACTORS THAT MAY CAUSE THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO,

    - FLUCTUATIONS IN THE COST OF RAW MATERIALS USED BY BIG FLOWER,

    - CHANGES IN THE ADVERTISING, MARKETING AND INFORMATION SERVICES MARKETS,

    - THE FINANCIAL CONDITION OF BIG FLOWER'S CUSTOMERS,

    - THE GENERAL CONDITION OF THE UNITED STATES AND OTHER ECONOMIES,

    - THE AVAILABILITY OF QUALIFIED PERSONNEL AND OTHER INFORMATION TECHNOLOGY RESOURCES,

    - CHANGES IN INTEREST AND FOREIGN CURRENCY EXCHANGE RATES, AND

    - MATTERS SET FORTH IN THIS REPORT GENERALLY.

    FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, BIG FLOWER'S EXPECTATION AS TO WHEN IT WILL COMPLETE THE REMEDIATION AND TESTING PHASES OF ITS YEAR 2000 PROGRAM AS WELL AS ITS YEAR 2000 CONTINGENCY PLANS, ITS ESTIMATED COST OF ACHIEVING YEAR 2000 READINESS, AND BIG FLOWER'S BELIEF THAT ITS INTERNAL SYSTEMS AND EQUIPMENT WILL BE YEAR 2000 COMPLIANT IN A TIMELY MANNER.

    FACTORS WHICH MAY AFFECT BIG FLOWER'S YEAR 2000 READINESS INCLUDE, BUT ARE NOT LIMITED TO,

    - THE ABILITY TO IDENTIFY AND REMEDIATE ALL DATE SENSITIVE LINES OF COMPUTER CODE,

    - THE ABILITY TO REPLACE EMBEDDED COMPUTER CHIPS IN SYSTEMS OR EQUIPMENT AFFECTED BY YEAR 2000 ISSUES, AND

    - THE ACTIONS OF GOVERNMENT AGENCIES OR OTHER THIRD PARTIES WITH RESPECT TO YEAR 2000 ISSUES.

    CONSEQUENTLY, SUCH FORWARD-LOOKING STATEMENTS SHOULD BE REGARDED SOLELY AS BIG FLOWER'S CURRENT PLANS, ESTIMATES AND BELIEFS. BIG FLOWER DOES NOT UNDERTAKE AND SPECIFICALLY DECLINES ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

ITEM 1. BUSINESS

                                  INTRODUCTION

    Big Flower is a leading advertising and marketing services company with four business segments: Insert Advertising & Newspaper Services, Direct Marketing Services, Digital Services, and Specialty Products & Commercial Printing.

    - Insert Advertising & Newspaper Services are provided through Treasure Chest Advertising Company, Inc. ("TC Advertising"), a leading producer of insert advertising programs, TV listing magazines, Sunday comics, Sunday magazines and special supplements for many of the most widely circulated U.S. newspapers.

    - Direct Marketing Services are provided through Webcraft, Inc. ("Webcraft"), a leader in design, development and production of highly personalized, data-driven direct mail; database solutions and response management services; and one-to-one digital printing and marketing.

    - Digital Services are provided through Big Flower Digital Services, Inc. ("Digital Services"), which offers an array of digital services principally through its three subsidiaries: Laser Tech Color, Inc. ("Laser Tech"), Columbine JDS Systems, Inc. ("Columbine") and Reach America, Inc. ("Reach America").

     - Laser Tech is a leading provider of outsourced, digital premedia and content management services to retailers, advertising agencies, and consumer product companies.

     - Columbine is a leading provider of software products and related services to the advertising agency, cable, satellite and terrestrial broadcast industries in both the United States and internationally.

     - Reach America is a leading provider of targeted advertising software applications that develops proprietary, target audience databases, tracks consumer products category sales potential and maps retail trade zones.

    - Big Flower's fourth business segment consists of its Speciality Products & Commercial Printing Services. These products and services are also offered by Webcraft. This segment includes commercial printing services, the production of specialty chemicals, adhesives and coatings, and the production of fragrance samplers. The Company has stated its intention to de-emphasize this line of business and to focus on the core direct marketing services area.

    On October 17, 1997, as part of a reorganization of Big Flower's legal structure, Big Flower Holdings, Inc. became the parent of Big Flower Press Holdings, Inc. ("Big Flower Press"). Unless otherwise indicated or the context clearly implies otherwise, all references in the Report to "Big Flower" or the "Company" refer to Big Flower Holdings, Inc. and its subsidiaries, including Big Flower Press, and all references to the common stock, certificate of incorporation and by-laws, board of directors, agreements and other incidents of Big Flower shall be references to such matters with respect to Big Flower Press prior to such reorganization and to Big Flower Holdings, Inc. thereafter. Big Flower was incorporated in Delaware in 1997. Big Flower Press was incorporated in Delaware in 1993. Big Flower's and Big Flower Press' principal executive offices are located at 3 East 54th Street, New York, New York 10022 and their telephone number is (212) 521-1600.

                                INDUSTRY SECTORS

    INDUSTRY DATA USED THROUGHOUT THIS REPORT WAS OBTAINED FROM INDUSTRY PUBLICATIONS AND INTERNAL COMPANY ESTIMATES. WHILE THE COMPANY BELIEVES SUCH INFORMATION TO BE RELIABLE, ITS ACCURACY HAS NOT BEEN INDEPENDENTLY VERIFIED AND CANNOT BE GUARANTEED.

    Big Flower and its subsidiaries operate in the advertising and marketing services industry, focusing their products and services on four sectors of this industry.

    INSERT ADVERTISING. Big Flower believes that the insert advertising industry sector generates revenues of approximately $10 billion per year, with approximately 45% of this amount attributable to the production of insert advertising and the balance to distribution of the product. Big Flower believes this industry sector will continue to grow as non-traditional insert users and national advertisers have begun to include inserts in their media plans and traditional users such as retailers are spending more of their advertising dollars in this medium.

    Big Flower further believes insert advertising usage will expand as advertisers are offered the opportunity to distribute more versions of their inserts and to target the distribution of their messages more effectively. According to the 1998 Newspaper Association of America, retail advertisers have increased their reliance on inserts as advertisers demand more targeting of their message.

    DIRECT MAIL. Big Flower believes that in this industry sector, personalized direct mail expenditures accounted for approximately $39.3 billion in 1998, with approximately 33% going to the production of direct mail and the remainder to other services, including agency services, data analysis and manipulation and creative development.

    DIGITAL SERVICES. The base premedia sector is estimated to generate revenues of approximately $5.3 billion annually. This does not, however, reflect the newer digital services that cross into non-traditional areas, including digital illustration, high speed digital data communications for the movement of image and graphic data, digital asset management, and New Media products. The traditional business model for the pre-press industry is continuing to evolve from one of traditional pre-press film and proofs for point of sale, packaging, insert, and collateral advertising materials to newer digital services. These services are designed to take advantage of emerging technology, which include providing media asset management, high speed digital data communications for the movement of image and graphic data, as well as state of the art video teleconferencing and remote file annotation. Big Flower believes that, in the future, advertisers will need greater flexibility in the production of digital advertising media and the need for collaboration worldwide should drive the delivery of new and innovative solutions. The delivery of these solutions is most evident in the arena of facilities management and customer outsourcing, which continues to be a key growth area.

    Big Flower believes that domestic spending in the broadcast services sector (including production, distribution and airtime purchasing) is approximately $50 billion per year. Big Flower believes that the digital broadcast services sector will continue to grow, both domestically and internationally, with the emergence of digital, multichannel broadcasting environments and the increase in the number of channels which carry advertising content.

                               BUSINESS STRATEGY

    Big Flower's strategic objective is to enhance its position as an integrated provider of a diverse range of advertising and marketing services across a broad spectrum of media. Through internal growth and acquisitions, Big Flower aims to broaden its technology and services in a manner that allows its subsidiaries to interact dynamically to create both new services for existing customers and to acquire new customers for its traditional products.

    Marketers aim to reach target customers with the most effective message and the greatest possible impact. Technological advancements increasingly allow marketers to understand customer preferences and to differentiate and individualize advertising messages. Big Flower's strategy is to assist its customers by providing a broad array of advertising and marketing services which capitalize on these advancements. Key elements of this strategy include the following:

    PROVIDE INTEGRATED ADVERTISING SOLUTIONS. Big Flower believes that by combining the products and services of TC Advertising, Webcraft and Digital Services it can work with customers to develop cost-effective and comprehensive solutions to their particular advertising and marketing needs. Big Flower has the expertise to work with customers from inception of an advertising concept through layout design and production, to targeting and distribution of the printed product, thereby helping customers achieve their advertising goals in a cost-effective manner. For example, Big Flower combined the products and services of the insert advertising business and the digital premedia group to provide a full-service solution for a significant national office supply retailer. In addition to producing their insert advertising, Laser Tech operates a photography studio inside the retailer's headquarters. Staffed by full time photographers from our premedia group, the studio provides all the imaging work for the 1.6 billion insert advertising program which TC Advertising produces for this customer in six production facilities in our nationwide network. Laser Tech also does all of the photo work for the customer's extensive catalog advertising. Big Flower believes that by integrating its digital premedia services, insert advertising capabilities, newspaper publications, geographic and demographic insert targeting programs, highly customized direct mail and specialty products, and broadcast industry software products, it offers its customers certain comprehensive solutions not offered by Big Flower's competitors.

    NEW MEDIA. We are also positioning ourselves for the newest segment of the advertising world, the Internet. Big Flower's involvement with the Internet is growing. We see the application of many of our existing skills, including targeted marketing, list management, telemarketing and digital image production and archiving as important complements to the explosive growth in Internet activity. In order to monitor the progress of this technology and to enhance shareholder value, we have made, primarily through XL Ventures, Inc., our Internet and new media venture capital subsidiary, minority investments in Internet-related companies. We are focused on developing our existing services for the Internet and adding others which demonstrate potential for dynamic growth and high profitability.

    DEVELOP TARGETED ADVERTISING PROGRAMS. Big Flower's customers are increasingly targeting their advertising messages based on more detailed knowledge of consumers and what they buy. Big Flower has responded to this trend throughout the Company and its operating units as follows:

    - TC ADVERTISING'S Target Reach system enables Big Flower to attract new categories of customers by providing them with software services that utilize the targeted distribution capabilities of major newspapers. Advertisers can customize their insert advertising programs to match the demographic characteristics and fulfillment requirements of over 35,000 newspaper delivery zones across the nation. In addition, the underlying software and analysis capabilities of Target Reach have been used by newspapers, advertising agencies and national advertisers.

    - WEBCRAFT'S highly individualized, multiple component direct mail campaigns utilize information refined from customers' databases as well as Webcraft's own expertise in direct mail personalization techniques. Webcraft's 1998 acquisition of ColorStream significantly enhanced Webcraft's ability to develop and execute heavily "data-driven," 100% variable, one-to-one targeted marketing campaigns. Webcraft's analytical capabilities--database management, telemarketing and response management--allow it to offer a broad array of services to current and prospective clients, both "upstream" and "downstream" of its direct mail production services.

    - DIGITAL SERVICES' ongoing introduction of new products and services fulfills the growing advertising needs of its clients. Laser Tech is working closely with clients to produce high impact two- and three-dimensional illustrations, design implementation, and multimedia effects. The creation of these services provides reduction in cycle time as well as an integrated approach to design for print applications. Laser Tech's image management software and network distribution systems allow customers to gain efficiency in production and to multiply the use of images, thereby allowing for greater breadth of advertising message delivery. Columbine's array of software analysis tools for broadcasters, rep firms and ad agencies allows them to buy or sell advertising in electronic media in an efficient manner. For example, its TV Works software product for TV stations allows sales representatives and managers to make sophisticated presentations to clients, offering highly specific demographic targeting. On the agency side, Columbine's MediaLine software provides a powerful analysis of efficiency in media planning and buying.

    MAXIMIZE CROSS-SELLING OPPORTUNITIES. Currently, TC Advertising serves a large customer base of regional and national retailers and newspapers, while Webcraft's and Laser Tech's customer base consists mainly of consumer product companies, advertising agencies and national retailers. Columbine's customer base is mainly TV and radio broadcasters, cable operators and satellite broadcasters. Big Flower has established employee incentive compensation programs to promote cross-selling of the entire Big Flower product and services lines. In addition, certain premedia, ad design, digital photography and content management functions previously performed by customers of TC Advertising and Webcraft are now performed by Laser Tech at its facilities or under facilities management agreements, and some of Laser Tech's customers purchase advertising services from TC Advertising and Webcraft. Digital Services' operating units, Columbine and Laser Tech, are also continuing to develop joint service strategies for advertising agencies, and TC Advertising's Target Reach software is being promoted to advertising agencies by Columbine's sales force.

    DRIVE FOR 100% DIGITAL WORKFLOW. Big Flower continues to expand its nationwide digital infrastructure by investing in Computer-to-Plate technology and TC-net, a broad band extranet that links all of the TC Advertising operations to Laser Tech and their customers. TC-net is a state of the art network that is based on Laser Tech's ViXNET and the latest Internet technologies integrated into a fully secure environment. TC Advertising's production facilities digitally receive, process, plate, and print highly versioned insert advertising programs that enable TC Advertising's customers to further reduce their ad production cycle times while achieving superior quality results through a highly efficient, totally digital workflow. Laser Tech, in cooperation with TC Advertising and its retail customers, has developed VisionBank, a series of database driven information management and planning tools that revolutionize the retail merchandising, planning and ad production process. VisionBank empowers retailers and advertisers by establishing a product-centric relational database at the core of their enterprise. The digital assets and related business data associated with the planning, design, production, and post-event analysis of the advertising process are totally coordinated through the VisionBank service. TC Advertising and Laser Tech jointly market VisionBank services effectively bundled, with facilities management, premedia, and printing services, in a way that provides advertisers with a significant competitive advantage. TC Advertising has led the retail advertising industry in the adoption of PDF(TM) (Adobe Systems Inc.'s Portable Document Format), a highly-efficient digital file format that is rapidly changing the way advertisers produce ad pages for premedia applications. This year, over half of TC's premedia content will be produced in the PDF file format.

    PURSUE STRATEGIC ACQUISITIONS. Big Flower continues to review opportunities to extend its businesses in the advertising and marketing services industry and to build its TC Advertising, Webcraft and Digital Services business units. In addition, Big Flower adds value to strategic acquisitions by identifying operating synergies and cross-selling opportunities, effecting cost savings and improving efficiency. Since its initial acquisitions of TC Advertising, Laser Tech, Webcraft and Columbine, Big Flower has expanded its products and services, as well as its international presence, through a number of strategic acquisitions that increased the span and scope of each of these industry sectors and diversified Big Flower further into the digital services sector, as summarized in the table below:

BUSINESS UNIT           BUSINESS ACQUIRED               DATE                   STRATEGIC SIGNIFICANCE
-----------------  ----------------------------  ------------------  -------------------------------------------
TC ADVERTISING     KTB Associates, Inc., and     April 1994          - Expanded capacity and broadened its
                   Retail Graphics Holding                             customer base in the insert advertising
                   Company                                             industry sector
                                                                     - Expanded capacity and customer base in
                                                                       newspaper, TV listing guides and
                                                                       magazines
                   PrintCo., Inc.                October 1996        - Added significant retail accounts and new
                                                                       production capacity
                   Riverside County Publishing   October 1997        - Expanded capacity in the western United
                   Company                                             States
WEBCRAFT           Scanforms, Inc.               October 1996        - Expanded customer base among leading
                                                                       financial services and publishing
                                                                       companies
                                                                     - Added additional high-quality laser
                                                                       personalization and short-run
                                                                       capabilities
                   Olwen Direct Mail, Limited    September 1997      - Established international platform for
                                                                       Big Flower
                                                                     - Provided multinational direct mail
                                                                       expertise
                                                                     - Enhanced database management capabilities
                   IMPCO Enterprises, Inc.       November 1997       - Expanded direct marketing capabilities to
                                                                       include database services and response
                                                                       management
                                                                     - Positioned Webcraft as a fully integrated
                                                                       direct marketing service provider

                                                                                  (TABLE CONTINUED ON NEXT PAGE)

                                            (TABLE CONTINUED FROM PREVIOUS PAGE)

BUSINESS UNIT           BUSINESS ACQUIRED               DATE                   STRATEGIC SIGNIFICANCE
-----------------  ----------------------------  ------------------  -------------------------------------------
WEBCRAFT           ColorStream Technologies,     May 1998            - Added one-to-one digital printing and
                   Inc.                                                marketing capabilities and technology
                                                                     - Provided 100% data-driven response
                                                                       support for Internet-based marketing
                                                                       campaigns
                   Colorgraphic Direct Response  January 1999        - Added digital print driven work flow
                   Limited                                             automation
                                                                     - Expanded Big Flower's international
                                                                       platform and critical mass
                                                                     - Replicates Webcraft's business model,
                                                                       internationally, with addition of
                                                                       strategy development and database and
                                                                       response management services
DIGITAL SERVICES   Pacific Color Connection,     October 1996        - Enhanced expertise in digital premedia
                   Inc.                                                services
(LASER TECH)                                                         - Expanded presence in California
                                                                     - Added Internet production services
                                                                     - Expanded product lines to include large
                                                                       format advertising products
                   Designer Color Systems, Ltd.  December 1996       - Added capability to produce interactive
                                                                       multimedia systems for electronic
                                                                       catalogs and ordering systems
                   Digital Dimensions, Inc.      December 1996       - Enhanced digital imaging services
                                                                       platform
                                                                     - Added capability to provide Web site
                                                                       design and execution
                   Gamma One, Inc.               October 1997        - Provided strategic Northeast presence
                                                                     - Enhanced digital image management and
                                                                       facilities management capabilities
                   Troypeak Limited and Pismo    March 1998          - Added digital premedia services capacity
                   Limited                                             in Europe
                                                                     - Expanded Big Flower's network for image
                                                                       movement and management to Europe
                   Enteron Group, Inc.           May 1998            - Added significant presence in New York
                                                                       and Chicago metropolitan markets
                                                                     - Expanded customer base among major
                                                                       advertising agencies
                   Imaging Consortium, Inc.      July 1998           - Enhanced retouching services
                                                                     - Expanded presence with major New York
                                                                       metropolitan advertising agencies

                                                                                  (TABLE CONTINUED ON NEXT PAGE)

                                            (TABLE CONTINUED FROM PREVIOUS PAGE)

BUSINESS UNIT           BUSINESS ACQUIRED               DATE                   STRATEGIC SIGNIFICANCE
-----------------  ----------------------------  ------------------  -------------------------------------------
                   The Admagic Group Limited     November 1998       - Enhanced premedia presence in the United
                                                                       Kingdom
                                                                     - Added UK-based management depth
DIGITAL SERVICES   Columbine JDS Systems, Inc.   October 1997        - Diversified Big Flower into broadcast
                                                                       media services
(COLUMBINE)                                                          - Provided strategic coordination between
                                                                       digital moving images and digital still
                                                                       images
                                                                     - Offered software and technology expertise
                                                                       that can be leveraged throughout Big
                                                                       Flower
                   Broadcast Systems Software    November 1997       - Expanded Columbine's presence in the
                   Limited                                             United Kingdom
                                                                     - Provided PC-based software for television
                                                                       programming
                   CJDS Adtraq Inc.              June 1998           - Enhanced software solutions to
                   and CJDS Adserve, Inc.                              advertising agency and media buying
                                                                       services markets
                                                                     - Established Columbine's presence in
                                                                       Canada
                   DSI Datatrak Systems, Inc.    November 1998       - Expanded advertising agency customer base
                                                                     - Added research and development expertise
DIGITAL SERVICES   Reach America, Inc.           April 1998          - Provided targeted advertising software
(REACH AMERICA)                                                        applications

                    INSERT ADVERTISING & NEWSPAPER SERVICES

    The Company provides insert advertising services to leading retailers and provides newspaper services, such as Sunday magazines, TV listing guides and special supplements, to some of the most widely circulated U.S. newspapers. In 1998, the Company produced approximately 30 billion insert advertising programs,
1.6 billion Sunday comics, 181 million locally edited Sunday magazines and 902 million TV listing guides. The Company estimates that this represents approximately 25%, 52%, 24% and 27%, respectively, of the total insert advertising programs, Sunday comics, Sunday magazines and TV listing guides produced in the U.S. in 1998. The Company believes it is the largest producer of insert advertising programs in the United States. TC Advertising, the Company's operating unit in this industry sector, is headquartered in Baltimore, Maryland and operates a national network of 20 production facilities.

PRODUCTS AND SERVICES

    BACKGROUND. The Company believes the insert advertising programs industry sector in the U.S. has grown at a faster rate in recent years than overall newspaper retail run-of-press (ROP) growth and exceeded $10 billion in 1998. Industry research indicates that more than 75% of consumers read insert advertising appearing in their Sunday newspaper. In addition, between 46% and 56% of adult readers use insert advertising for making their purchasing decisions in key retail categories.

    INSERT ADVERTISING PROGRAMS. Insert advertising programs are stand-alone advertisements, generally in color, which display a broad range of products sold by a single retailer or manufacturer. The primary users of insert advertising programs are general merchandisers, specialty retailers, grocery stores, home improvement centers and drug stores. Insert advertising is distributed in newspapers, mailed to consumers or placed in stores. Insert advertising can be produced in color on better quality paper than the reproductions that typically appear in newspapers. Insert advertising programs also allow users to vary layout, artwork, design, trim size, paper types, color and formats. TC Advertising's mix of printing capabilities, which include both heatset and cold web offset presses, enables them to provide a variety of formats and designs to meet the diverse needs of its retailing customer base.

    OTHER NEWSPAPER AND PUBLICATIONS PRODUCTS. The Company produces TV listing magazines, Sunday comics, Sunday magazines and special supplements for over 300 newspapers, including approximately two-thirds of the 50 most widely circulated newspapers in the United States.

    TC Advertising is the largest single producer of newspaper TV listing guides in the United States. As of December 31, 1998, TC Advertising produced newspaper TV listing guides for 48 newspapers including The Baltimore Sun, The Boston Globe, The Los Angeles Times, The Newark Star-Ledger, Newsday, The New York Times, The Philadelphia Inquirer and The San Francisco Chronicle.

    TC Advertising is the largest producer of Sunday comics nationwide. In 1998, TC Advertising produced Sunday comics for approximately 280 newspapers, including The Atlanta Journal, The Baltimore Sun, The Denver Post, The Los Angeles Times, The Miami Herald, The Newark Star-Ledger and The Philadelphia Inquirer.

    OTHER SERVICES. In connection with its insert advertising programs and other newspaper publications, the Company offers a number of related services, including creative and composition, digital photography, image management, film output, digital file transfer and facilities management.

INSERT ADVERTISING SECTOR BUSINESS STRATEGY

    The Company's business strategy for this industry sector is to maximize the effectiveness of the insert advertising medium for its customers. Successful application of this strategy will enable TC Advertising's customers to deliver their advertising and marketing messages on a cost efficient basis, and will drive profitability for the Company in this industry sector. The cornerstone of this strategy is the continued development of an organization that focuses on assisting customers in maximizing the effectiveness of their advertising dollars. Key elements of this strategy include:

    NATIONWIDE VERSIONING CAPABILITY. As the only insert advertising producer offering a national network of both heatset and cold web offset production facilities, TC Advertising is able to meet the diverse needs of its customers and achieve significant cost and distribution advantages. TC Advertising simultaneously produces major national insert advertising programs and other products in multiple locations, which shortens turnaround time and reduces shipping costs to the customers' locations. Furthermore, this nationwide network allows TC Advertising's customers to use a single insert advertising producer to target specific distribution areas or distribute different versions of an insert program in different targeted parts of the United States. As the Company continues to develop its national digital work-flow platform, TC Advertising expects to improve efficiencies for insert versioning, improve the timeliness of insert advertising programs by reducing the production and distribution cycle time and enhance the cost-effectiveness of the insert advertising medium versus other advertising media.

    TARGETED DISTRIBUTION PROGRAM. TC Advertising has developed a database information system known as Target Reach, which enables advertisers to use insert programs to target messages specifically to potential customers who meet the advertisers' desired geographic, demographic and purchase pattern profiles, resulting in more cost-effective advertising.

    MEASURED MEDIA APPROACH. TC Advertising is marketing insert advertising programs as a specific category of measured media, like radio or television. TC Advertising believes that if insert programs are considered a specific measured media category, TC Advertising may be in a better position to compete for advertising budgets. To establish insert advertising programs as a specific measured media category, TC Advertising has developed proprietary research that positions the power of the insert advertising medium against other types of measured media.

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

    PRODUCTION LOAD-LEVELING. TC Advertising has implemented targeted programs which focus on the newspaper, grocery and other industry groups whose production needs are weekly or monthly in frequency. Printing services for these industry groups create a more balanced, load-leveling production environment, allowing TC Advertising to improve planning and utilization of its production capacity. In addition, TC Advertising is constantly refining its pressline configurations to optimize equipment utilization, thereby improving operating efficiencies, service and flexibility and enabling TC Advertising to meet the changing needs of its customers.

SALES AND CUSTOMERS

    The Company's sales force in this industry sector is organized into geographic business groups. Its three regional geographic groups in this industry sector cover the northern, southern and western United States. These sales professionals draw upon their industry expertise, their knowledge of retailing and the Company's production capabilities to help customers achieve their advertising objectives on a cost-effective basis. The Company's top ten customers in this industry sector, which accounted for approximately 35% of the Company's sales in this industry sector in 1998, were American Drug Stores; OfficeMax; Rite-Aid; The Home Depot; Kmart; Lowe's Companies, Inc.; Safeway, Inc.; Walgreen's; Wal-Mart and Western Colorprint. No single customer represented more than 4.6% of this segment's sales in 1998. As of December 31, 1998, the average length of the Company's relationship with such top ten customers was approximately 14 years. Consistent with industry practice, TC Advertising generally does not have long-term contracts with its retail customers requiring them to use its products or services. The Company does not believe that the loss of any single customer of TC Advertising would have a material adverse effect on the Company's consolidated financial condition or results of operations.

    The following table presents the sales by type of customer as a percentage of total TC Advertising sales:

                                                                                 PERCENTAGE OF
                                                                                TC ADVERTISING
CUSTOMER TYPE                                                                    SALES IN 1998
------------------------------------------------------------------------------  ---------------
Specialty retail and furniture................................................          19.3%
Grocery stores................................................................          19.1
General merchandisers.........................................................          16.3
Home improvement centers......................................................          14.2
Drug stores...................................................................          11.3
Non-retail products...........................................................           4.2
                                                                                       -----
  Total insert advertising....................................................          84.4
Newspaper TV listing guides...................................................           6.8
Sunday comics.................................................................           4.4
Other newspaper products and other publications...............................           4.4
                                                                                       -----
  Total.......................................................................         100.0%
                                                                                       -----
                                                                                       -----

COMPETITION

    This industry sector is highly fragmented, and TC Advertising competes with numerous regional and local companies for the production of insert advertising programs. TC

Advertising also competes for national accounts with several large producers, some of which have greater resources than the Company. TC Advertising believes that it and three other companies account for approximately 58% of the insert advertising programs printed in the United States, with more than 120 regional and local producers accounting for the balance. In addition, TC Advertising's products compete with television, radio and other forms of print and electronic media. In the production of Sunday newspaper comics, TC Advertising competes with American Color Graphics as well as those newspapers which print their own comics and others which could do so. TC Advertising's newspaper TV listing guides, Sunday magazine and newspaper supplement operations also face strong competition both from other printers and newspapers. TC Advertising's major competitors in these areas are R.R. Donnelley & Sons Company, Quebecor, Inc., American Color Graphics and World Color Press. Although commercial printing in the United States remains highly fragmented, recent technological developments and over-capacity in the printing industry have increased industry consolidation and competitive pressures. The principal methods of competition in these businesses are pricing, quality, timeliness of delivery, customer service and value-added services. Pricing is dependent in large part upon the prices of paper and ink, which are the major components of TC Advertising's products. Pricing is also influenced by shipping costs, operating efficiencies and the ability to control costs. TC Advertising believes that the introduction of new technologies and continued excess capacity in this industry sector, combined with the cost pressures facing its customers resulting from among other things, the cost of paper and postal rates, have resulted in downward pricing pressures and increased competition in its core businesses. See "--Additional Company Information--Raw Materials."

                           DIRECT MARKETING SERVICES

    The Company designs, develops and produces highly-personalized, data-driven direct mail; database solutions and response management services; and one-to-one digital printing and marketing. In addition, Webcraft is well positioned in the high value-added strategic database and response management businesses, allowing it to provide fully integrated direct marketing solutions. The Company's main operating unit in this industry sector, Webcraft, is headquartered in Lawrenceville, New Jersey and has production facilities in Bristol and Chalfont, Pennsylvania; Rochester, New York; Newark and North Brunswick, New Jersey; Salisbury, Maryland; Chicago, Illinois; and Croyden and Leicestershire, England.

PRODUCTS AND SERVICES

BACKGROUND

    The Company believes that in the individualized direct mail industry sector in which Webcraft operates, customized direct mail expenditures accounted for approximately $39.3 billion in 1998, with approximately 33% going to the production of direct mail and the remainder to other services, including agency services, data analysis and manipulation, and creative development. Media expenditures for direct mail advertising grew at an average annual rate of 7.6% for the period from 1993 to 1998, and are projected to continue to grow at an annual rate of 6.0% through 2003, according to the 1998 DMA/WEFA Group Study-- "Economic Impact: U.S. Direct Marketing Today." The Company believes more advertisers will increasingly rely on and use more sophisticated individualized, data-driven direct mail techniques as prospect and customer databases grow in both volume of information stored and sophistication.

SPECIALTY PRODUCTION

    PERSONALIZED DIRECT MAIL. The majority of the Company's revenues in this industry sector are derived from the production of heavily personalized advertising mailings which are produced by ink-jet, laser and electropress systems, integrated with an advanced data processing capability. Personalized direct mail enables consumer goods companies and other marketers to communicate with their customers on an individual-by-individual basis rather than relying on the broad, non-targeted mailings which typically generate lower response rates. The Company can develop, customize, process and manipulate databases to enable its customers to target direct mail recipients based on hundreds of available attributes, including the recipient's age, gender, address, spending habits, such as type of car owned, or whether the recipient is a pet owner. Personalized direct mail is frequently used in conjunction with larger print, radio or television promotional campaigns.

    STRATEGIC DATABASE SERVICES. The acquisition of IMPCO Enterprises, Inc. ("IMPCO") in November 1997 added leading edge database technology and analytical tools "upstream" from Webcraft's core direct mail production business. As direct marketing becomes increasingly data and information driven, sophisticated database capabilities become critical to successful direct marketers, with a growing reliance on outsourcing. The third party direct marketing information services sector was estimated in early 1998 to be $5.6 billion and growing rapidly. IMPCO's database marketing capabilities include strategic and tactical consulting, database development and management, modeling analysis, customized list development and response analysis. They have spent the past 18 months building a proprietary Consumer Data Warehouse, with extensive demographic, lifestyle and purchase behavior data on essentially all marketable U.S. households.

    RESPONSE MANAGEMENT SERVICES. The IMPCO acquisition also added important value-added response management services "downstream" from Webcraft's core direct mail print production, providing the ability to close the direct response "promotional loop" on behalf of the customer. These types of programs could range from a lead management and fulfillment program in support of a high-tech sales force, to managing and fulfilling an on-going prescription drug sampling program for a leading pharmaceutical manufacturer. Some of the key capabilities and technology IMPCO brings to this business include tactical consulting and program development, account management, teleservices (inbound, outbound and automated (IVR)), data entry, fulfillment, and database management.

    DIGITAL ON-DEMAND PRINTING AND MARKETING SERVICES. With the strategic acquisition of ColorStream Technologies in May of 1998, Webcraft added technology, capabilities and expertise that now position it strongly in the one-to-one, digital on-demand communications arena--one of the fastest growing direct mail segments. ColorStream develops and executes data-driven, 100% variable (content and images) direct marketing communication programs, either up front with customer acquisition or back-end in the response fulfillment. These highly individualized targeted marketing campaigns can significantly enhance customer response levels and even improve client marketing efficiencies through on-demand workflow automation. The growth in customer data availability, the increasing sophistication of database marketing tools, as well as the growing use of the Internet for integrated marketing campaigns, are expected to increase the demand for ColorStream's services.

DIRECT MARKETING SECTOR BUSINESS STRATEGY

    The Company's business strategy in this industry sector is to increase revenues and maximize profitability in its core business of direct mail products and customized advertising products. The cornerstone of this strategy is to improve the effectiveness of its customers' advertising products by developing customized formats and offering complex personalization capabilities designed to increase response rates. With the addition of strategic database and response management services, a key component of the overall business strategy is now to become a leading provider of integrated direct marketing services across selected key arenas, assisting our customers in developing comprehensive and cost effective direct response solutions. In fact, in its first year as a Webcraft company, the acquired IMPCO business experienced 40% growth in sales, with almost 20% of its total revenue originating as "cross-sales" from the existing Webcraft client channel. As the trend towards third party outsourcing of key direct marketing and "customer care" activities accelerates within the Fortune 1000 companies, the demand for well-positioned integrated solutions providers should intensify, enhancing profitability and client loyalty. The key elements of this strategy include:

    TECHNOLOGICAL EXPERTISE. Webcraft believes that the continued development of its production processes enables it to consistently provide high quality, cost-effective products and services. Webcraft's technological focus is on its in-line finishing process that combines the personalizing, folding, cutting and collecting of several multi-color pieces into a formed envelope in one step, shortening the time needed to produce complex finished products. Additionally, its unique combination of format design, multi-stage personalization and outer wrap (envelope) configurations often provides customers with superior response rates to their direct marketing programs. These same processes also enable Webcraft to provide its products more rapidly than many of its competitors. Webcraft believes that these capabilities are becoming increasingly important as lead time becomes more compressed and customers demand faster turn around times to respond to time-sensitive market opportunities. In addition, Webcraft's ink-jet technology is complemented by the traditional laser imaged direct mail of its Scanforms, Inc. subsidiary. Furthermore, the conversion of new customers from the more traditional method of laser imaging of Scanforms to Webcraft's in-line method is made easier because Webcraft will initially be able to provide services to these new customers in the laser process they are familiar with before they are converted to Webcraft's in-line method as appropriate. With the addition of ColorStream, both the ink-jet and laser personalization technologies are now even further enhanced with ColorStream's full color, digital on-demand printing technology. This technology extension further refines Webcraft's ability to develop and execute heavily data-driven customer communications down to a one-to-one individualized level.

    NEW PRODUCTS. Webcraft will continue to work with its customers to develop new products to meet their advertising needs. Webcraft's in-line process, coupled with advanced design and personalization capabilities, gives it an advantage over its competitors in improving the effectiveness of its customers' direct mail products.

    NEW CAPABILITIES AND SERVICES. The acquisition of IMPCO positioned Webcraft in the high value-added strategic database and response management businesses, allowing it to provide fully integrated direct marketing solutions. Most of Webcraft's direct mail clients today are utilizing these services in some fashion, in their direct marketing activities and related "customer care" programs, creating many cross-selling opportunities that should further strengthen customer relationships. As a well positioned, direct marketing integrated solutions provider, Webcraft should be in an advantageous position to more aggressively attract new business and to capitalize on new market opportunities.

    ENTER NEW MARKETS. Webcraft will continue to develop new customers and will work with TC Advertising and Digital Services to target the retail industry. Webcraft and its U.K. subsidiaries, Olwen Direct Mail Limited ("Olwen") and Colorgraphic Direct Response Limited ("Colorgraphic"), will also target domestic and foreign clients with multinational direct mail needs.

    INTERNATIONAL EXPANSION. With the acquisition of Olwen and, in January 1999, Colorgraphic, Webcraft has now established a stronghold into the European direct marketing industry sector. Olwen enjoys an excellent reputation for targeted, high impact direct mail production. Olwen's wide range of capabilities spans from five color sheet-fed printing to sophisticated data processing and personalization, to complex finishing processes, resulting in high-performing client direct mail programs. They also provide Webcraft with international address formatting technology with mailing experience throughout the world. In addition to extensive inline printing and finishing and laser imaging/lettershop capabilities, Colorgraphic adds strategic consulting/project management, database marketing, and response fulfillment/ management services. Together, the two companies create a formidable "integrated player" in the European direct marketing industry sector, with several significant client cross-sell initiatives already in discussion, with Webcraft expecting these to continue to grow as domestic clients increasingly expand their marketing activities internationally. With the addition of Colorgraphic, and in combination with Olwen, Webcraft has now replicated its successful "integrated" direct marketing business model for the U.K. and European marketplaces.

    LEVERAGE DATABASE EXPERTISE. Webcraft intends to use its expertise and leading-edge proprietary Consumer Data Warehouse in managing database information to work with its customers to design more cost-effective and highly targeted campaigns.

    COST CONTROL AND PRODUCTIVITY IMPROVEMENTS. Webcraft has developed a cost control program which focuses on minimizing waste, reducing labor-intensive processes and making its selling effort more efficient. In addition, management has implemented several programs to improve profitability, including reorganizing its management information systems and business acquisition systems, which allow Webcraft to utilize press time more effectively. Webcraft has implemented a new order confirmation system that strengthens its relationships with its customers, by providing accurate and detailed job specifications and electronic templates for ease of customer formatting. Webcraft has also instituted a new make-ready program, resulting in significant reduction of make-ready time. This has resulted in lowering set-up costs and increasing total production capacity of the installed base of equipment.

SALES AND CUSTOMERS

    The Company employs approximately 60 sales representatives in this business segment. They are based in over 20 sales offices and/or production facilities located in 12 states, the District of Columbia and the United Kingdom. While the majority of sales are made directly to end users, the Company also sells its direct mail products and services through advertising agencies, brokers and other agents. The Company's principal customer groups include consumer goods manufacturers, financial institutions, non-profit organizations and government agencies. The Company's ten largest customers in this industry sector accounted for approximately 40% of its sales in this segment in 1998. On average, these customers had over a twelve year relationship with the Company. A consumer products customer and a publishing customer each accounted for approximately 11% of sales in this segment in 1998. While the loss of either of these customers may have a material adverse effect on this segment if we are unable to replace such customer or to shift production to fulfill excess orders from other existing customers, the Company does not believe that the loss of any single customer in this segment would have a material adverse effect on the Company's consolidated financial condition or results of operations.

    Prices typically vary from project to project because each direct mail campaign is unique with its own variables, including run quantity, dimensions of the printed piece, personalization, special materials such as scratch off, die cuts and a number of other criteria.

COMPETITION

    In this industry sector, the Company competes with a number of different firms in each of its principal lines of direct mail business. The primary competitive factors in its specialty products are quality, flexibility, service, timeliness of delivery and price. However, in certain non-specialty products, such as the commercial printing and government printing products and services, price is often the dominant factor. In the personalized direct mail product category, the Company's major competitors are R.R. Donnelley Specialty Products; Moore Response Marketing Services, a division of Moore Business Forms, Inc.; and World Color Press, Inc. In the database and response management business categories, it competes with companies like Harte-Hanks, Inc., Acxiom Corporation and Experian.

                                DIGITAL SERVICES

    Digital Services is the parent company of Laser Tech, Columbine and Reach America and is the third industry sector in which the Company operates. The Company believes that there are strategic benefits to coordinating (a) Laser Tech's expertise in digital management of still images, use of server technology and capacity of broadband data communication networks with (b) Columbine's expertise in the digital management of moving images used in advertising and programming services and with (c) Reach America's expertise in targeted advertising software applications.

PREMEDIA PRODUCTS AND SERVICES

    Laser Tech believes it provides an unprecedented range of digital premedia services for the commercial advertising, retail catalog and packaging industries. Services and technology include two-and three-dimensional illustrations, digital photography, design fulfillment, desktop publishing, turn-key catalog and insert advertising production, electronic retouching, ultra-large format film, large display ad production, photopolymer platemaking, client/server software and hardware, digital asset management for high speed image retrieval, digital telecommunications for the movement of image and graphic data, and video teleconferencing. Laser Tech is headquartered in Irving, Texas and offers its customers services in 23 full service outsourcing centers, eight specialty service facilities and eight facilities which Laser Tech manages at its client locations.

    BACKGROUND. The Company believes that the premedia products and services industry generates revenues in excess of $5.3 billion annually. Laser Tech believes that the digital premedia business will continue to grow with the emergence of new distribution technologies such as CD-ROM and the World Wide Web that use digitized images. Furthermore, the acceleration of digital technologies used in premedia services has necessitated greater data processing expertise and comparatively greater capital expenditure, leading many businesses to outsource their premedia requirements.

    ELECTRONIC PREMEDIA ("EPM") OPERATIONS. EPM involves the electronic capture of black and white or full color pictures and image retouching combined with text and graphics into a page layout suitable for distribution in a print or new media format such as CD-ROM or the World Wide Web. The Company's comprehensive line of EPM services include the following:

        DIGITAL PHOTOGRAPHY. The Company operates ten fully equipped digital photography studios capable of capturing images greater than 100 megabytes for an output print size of up to 20" X 30".

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

        PAGE ASSEMBLY. The Company places digital image files into customer page layouts to form finished printable advertising materials. These same digital files can be reformatted for output to digital media such as the Internet or multimedia. The Company utilizes Macintosh and Windows NT desktop publishing technologies as well as UNIX-based client/server technologies from Silicon Graphics, Inc., Sun Microsystems, Inc., Digital Equipment Corporation, Inc. and others.

        ELECTRONIC OUTPUT. The Company outputs completed digital image files to a variety of output media, including regular and oversize lithographic films, color transparency, digital printing plate, digital new media such as the Internet or CD-ROM as well as direct digital color display graphics.

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

        DIGITAL ASSET MANAGEMENT. Laser Tech has developed a range of digital asset management applications designed to provide a turn-key technology solution to advertisers who desire to manage their digital assets for re-use or re-sale to third parties. Laser Tech's Digital Solutions Group is developing additional applications to meet the ever expanding needs of corporations and advertisers to store, retrieve and distribute electronically their digital assets. VisionBank, Laser Tech's comprehensive series of media asset management solutions, is a Web accessible content database, enabling customers to warehouse, search and retrieve media assets. VisionBank facilitates communications between the advertiser's merchandising and advertising departments and streamlines versioning, event management and page building capabilities.

    The Company's objective in this business is to become the leading provider of outsourced, digital premedia and content management services to retailers, advertising agencies, and consumer product companies. Key elements of this strategy include:

    DEVELOP DIGITAL IMAGE MANAGEMENT NETWORKS. Laser Tech continues to develop systems to provide its customers with greater access to and control over their advertising content. Accordingly, it has formed the Digital Solutions Group to develop an interactive content management service suite which links advertisers and graphic designers with a database of images, text and graphics. The database enables them to avoid re-creation costs and streamline production flows by creating, storing, retrieving, and editing their advertisements through on-line connections from their offices. Laser Tech continues to work with TC Advertising to integrate its digital premedia communications network with TC Advertising's production facilities.

    ENTER NEW MEDIA MARKETS. Laser Tech is leveraging its electronic premedia services into the emerging technology arenas of electronic distribution of information via the World Wide Web, CD-ROM and other electronic delivery methods. Laser Tech's traditional customer base is actively seeking to exploit these emerging media distribution channels. Laser Tech believes that these new distribution methods, combined with an increasing need for digital archiving and retrieval of digital images, present significant growth opportunities.

    EXPAND OUTSOURCING FACILITIES. Laser Tech maintains multiple facilities in major metropolitan areas across the country as well as "outsourced services" sites on customers' premises and at various TC Advertising production sites. Electronic imaging hubs are being developed to service Laser Tech's regional and national customer base. These hubs will provide first-line and overflow imaging manufacturing support for regional and national sales efforts.

    LEVERAGE EXISTING MARKETS. In conjunction with TC Advertising, Laser Tech is focusing on providing services to the substantial retail customer base of TC Advertising, including electronic premedia services, image storage and retrieval services, and customized application software for increased production efficiency for both print and new media distribution channels. Furthermore, the acquisition of Designer Color Systems, Ltd. enhanced Laser Tech's ability to service its retail customer base with its significant retail insert advertising and catalog production expertise. The acquisition of Gamma One further extended Laser Tech's ability to leverage cross selling opportunities between TC Advertising and Webcraft with the addition of Gamma One's broad-based client list. The acquisitions of Troypeak Limited and Pismo Limited expanded the Company's service capabilities to Europe, allowing customer development in the U.S. and Europe and providing seamless image transport across the Atlantic. The acquisition of The Enteron Group added strategic locations in Chicago and New York as well as long-term relationships with major advertising agencies. The acquisition of Imaging Consortium enhanced Laser Tech's ability to deliver high-end image retouching services to leading advertisers in New York. The acquisition of Admagic added comprehensive creative services to the Company's U.K. premedia business.

BROADCAST-RELATED SOFTWARE PRODUCTS AND SERVICES

    Columbine provides a full line of software products and related services to the advertising agency, cable, satellite and terrestrial broadcast industries both in the United States and internationally. Services and technology include a proprietary suite of software products that manage the buying and selling processes for advertising and the placement of broadcast advertisements, programming material and sales information data for television stations, radio stations, broadcast and cable networks, cable operators and direct broadcast satellite providers. The Company currently provides software products and/or services to clients in all 50 states and in approximately 30 countries around the world. Columbine is headquartered in Denver, Colorado and has development and support facilities in the United States, the U.K., Canada and Australia.

    BACKGROUND. The Company believes that domestic spending on broadcast services, including production, distribution and airtime purchasing, is approximately $50 billion per year. Columbine believes that the digital broadcast services sector will continue to grow with the emergence of digital, multi-channel broadcasting environments. This should result in a substantial expansion of the number of channels on which advertising content will be carried and consequently expand the utilization of Columbine's advertising insertion software.

    PROPRIETARY SOFTWARE APPLICATIONS. The Company's software assists broadcasters, advertising agencies and media representation firms in the buying and selling of advertising time. All or part of these systems schedule and time commercials, produce sales analysis and proposals, offer master control automation and provide program management and accounting and finance functions. The Company's software products are licensed to customers through long-term contracts with terms generally ranging from three to five years.

    In 1997, Columbine launched the core portions of its Paradigm Integrated Broadcast System, a next-generation software system which integrates and automates all information management activities and day-to-day operating support for digital, multi-channel broadcasting environments. The Company believes that Paradigm, which is comprised of numerous modules, is uniquely positioned to service complex international environments and is the only traffic software solution to successfully address the multiple channel, time-zone, censorship, language and currency needs of international broadcasters. In addition to the international opportunities, Paradigm is positioned to address the complexity of regional direct broadcast satellite systems and other new international delivery systems that require more sophisticated business solutions.

    CONSULTING SERVICES. In addition to its proprietary software products, the Company's expert staff provides related products and services to the electronic media industry including management consulting, temporary personnel, custom software development, on-site training, custom business forms and 24-hour technical support. The Company also serves as a reseller of hardware and software technologies for its major technology partners that include IBM, Tektronix, Hewlett Packard and Microsoft.

    The Company's objective in this business is to leverage its products and services, customer relationships and its reputation in the market place as the leading global provider of broadcast services to the electronic media in order to expand its international presence and develop solutions for a complex industry. Key elements to this strategy include:

    LEVERAGE STRONG CUSTOMER RELATIONSHIPS. The Company's success in developing long-term customer relationships has resulted in over 50% of the Company's traffic software customers using the Company's products for 10 years or more. Through the development of next generation technology and through superior customer service, the Company will seek to leverage customer relationships in order to capture new business opportunities resulting from consolidation, digitization and other industry trends.

    EXPAND THE DELIVERY OF THE PARADIGM SYSTEM INTERNATIONALLY AND
DOMESTICALLY. Paradigm is a total end-to-end solution consisting of many integrated subsystems. A single relational database serves all modules in the system, eliminating duplication of data entry and coordinating all activities and functions. Paradigm integrates all of the key elements in the advertising buy/sell process and enhances interdepartmental communication. The Company launched the core portions of Paradigm in 1997 after an investment of 200 man years and significant development dollars and intends to control its delivery to ensure that its customers receive the highest level of service. The Company continues to develop and roll out additional modules for the Paradigm system, thereby offering additional features for this product.

    DEVELOP NEW PRODUCTS AND SERVICES. The rapidly changing requirements of the electronic media environment result in the demand for complex regional direct broadcast satellite systems. Internationally, the privatization of existing state-owned broadcast facilities and the issuance of new licenses for commercial broadcasters around the world are creating demand for traffic systems on a global basis. Domestically, the current transition from analog to digital technology is expected to result in a significant increase in the number of channels of program delivery through cable and satellite. Increased channels will further refine viewing audiences and allow more focused audience targeting for advertisers. The logistics of scheduling delivery of advertisements to target audiences will require traffic scheduling systems, creating a significant increase in the number of potential purchasers of Columbine's products and providing increased cross-selling opportunities for Digital Services.

SALES AND CUSTOMERS

    The Company's premedia sales force, with 197 sales representatives in 32 offices, serves three categories of customers: advertising agencies, consumer packaging and commercial products manufacturers, and retail advertisers. The Company provides comprehensive premedia services for print advertising, point of sale, catalogs, inserts, packaging and large format display graphics. The largest of these customers include Micron Computer; Tracy Locke Partnership (a member of Omnicom Group, Inc.); Leo Burnett; J. Walter Thompson; OfficeMax; Kraft Foods; and Wal-Mart. The Company does not believe that the loss of any single customer of Laser Tech would have a material adverse effect on the Company's consolidated financial condition or results of operations.

    The Company sells and markets its broadcast-related products in the United States and internationally through a direct field sales organization with 43 sales and marketing people. The Company's principal customer groups in the broadcast services sector include approximately 1,000 television stations, approximately 530 radio stations, approximately 120 cable multiple station operators (MSOs), approximately 175 cable networks and direct broadcast satellite (DBS) operators and approximately 130 advertising agencies, media buyers and national rep firms. The largest of these customers include TV Azteca, S.A. de C.V., M-Net Broadcast Service, Telerep, Inc., Harrington Righter & Parsons, Inc., Turner Broadcasting System, Fox Television, New York Times Broadcast Group, LIN Television Group, Baton Broadcasting, Inc., Meredith Broadcasting, and National Digital Television Center. The Company does not believe the loss of any single customer of Columbine would have a material adverse effect on the Company's consolidated financial condition or results of operation.

COMPETITION

    The premedia business is highly fragmented and has been undergoing a period of consolidation. The Company's major competitors in this sector are Applied Graphics Technologies, Inc., Wace Group and Schawk, Inc. The major competitive factors in the premedia business are diversification of services, quality of finished products, distribution capabilities, ongoing customer service and availability of time on equipment which is appropriate in size and function for a given project. The consolidation of customers within certain of the Company's premedia businesses has provided both greater competitive pricing pressures and opportunities for increased volume solicitation.

    In the broadcast television business, Columbine's primary competitors are Enterprise Software, Inc., a number of other smaller software companies providing traffic and related systems, particularly to radio stations, and TV networks who provide their own traffic systems and others which could do so. The advertising agency segment is highly fragmented, both domestically and internationally, with a number of relatively small suppliers, including Donovan Data Systems.

                    SPECIALTY PRODUCTS & COMMERCIAL PRINTING

    The Company's fourth business segment consists of its specialty products and commercial printing services, which the Company has determined to de-emphasize. The Company produces specialty chemicals, adhesives and coatings and provides commercial printing services, including the production of enhanced envelopes, which are essentially simple printed products involving the formation of an envelope, such as catalog order forms, film mailers and airline ticket jackets. In 1998, approximately 84% of these specialty products were sold to industry customers and the remainder were used internally. The Company also produces fragrance samplers, which are product samples, typically of perfume, which are distributed to potential purchasers of the fragrance through magazine inserts or as billing statement stuffers for major department stores. The Company is a leading producer of highly specialized fragrance samplers because of its ability to produce an accurate rendition of the perfume being marketed and its technological expertise in the microencapsulation of the fragrance. The Company holds patented technology that allows for multiple uses of a single magazine scent strip. The Company's customers in fragrance samplers include Calvin Klein, Inc.; Elizabeth Arden, Co. and Givenchy. In addition, the Company utilizes its extensive creative design capabilities in combination with in-line finishing to produce targeted products which are bound into magazines, inserted into packages or distributed by other means.

    In the fragrance sampler line of business, the Company believes that its major competitors are Orlandi, Inc., Retail Communications, Arcade, Inc. and Quebecor Inc. In the non-specialty, commercial printing category, the products produced do not have the same complexity as specialty printing or direct mail products. Because of this lack of complexity, there are a number of printers capable of competing with the Company in this area. In the non-specialty printing category, the Company competes with Cyril-Scott Company, Double Envelope Corp. (Convertagraphics) and R.R. Donnelly Specialty Products. Increases in printing press capacity in this segment have led to over-capacity in recent years, with resulting pricing pressures. The Company's management has responded to these pressures by lowering its cost structure for producing non-specialty products, de-emphasizing this line of business and growing the specialty products lines to replace non-specialty products.

                         ADDITIONAL COMPANY INFORMATION

RAW MATERIALS

    In 1998, Big Flower spent approximately $670 million on raw materials. The primary raw materials required in the Company's printing operations are paper, ink, plates and adhesives. In its premedia operations, the primary raw materials are film, chemicals, computer supplies and proofing materials. The Company believes that there are adequate sources of supply for its primary raw materials and that its relationships with its suppliers yield improved quality, pricing and overall service to its customers. Although there can be no assurance that the Company's sources of supply for its primary raw materials will be adequate in all circumstances, in the event that such sources are not adequate, the Company believes that alternative sources can be developed in a timely manner.

    The Company's results of operations depend to a large extent on the cost of paper and the ability of the Company to pass along to its customers any increases in these costs and remain competitive when there are decreases. In recent years, the Company has substantially reduced the number of its suppliers of paper and has formed stronger commercial relationships with those suppliers, resulting in its ability to reduce costs by increasing efficiency, negotiating favorable price discounts and achieving more assured sourcing of high quality paper that meets the Company's specifications.

    In connection with its acquisition by Big Flower, TC Advertising entered into a long-term ink supply agreement with a single supplier, effective July 31, 1993 and amended in 1997, pursuant to which it is obligated to purchase from such supplier a substantial portion of its annual requirements for ink. The terms of this agreement represent the results of an arms-length negotiation and are confidential.

    A Webcraft subsidiary has an agreement expiring October, 2001 with a supplier to purchase all of its requirements for mailing services (inserting, sorting, tying, bagging and applying postage to direct mail). Prices are negotiated annually. As part of this agreement, this subsidiary's mailing services receive priority over other customers of this supplier.

    The Company internally produces most of the adhesives needed for its printing operations, through its adhesives and coatings subsidiary, Webcraft Chemicals, Inc., but believes that there are other ready sources for these products. This subsidiary also supplies a variety of specialty chemicals for unusual format applications.

TRADE NAMES, TRADEMARKS AND PATENTS

    The Company owns certain trade names, trademarks and patents used in its business. The Company does not believe the loss of any such trade name, trademark or patent would have a material adverse effect on the Company's consolidated financial condition or results of operations.

ENVIRONMENTAL MATTERS

    The operations of the Company's subsidiaries are subject to federal, state and local environmental laws and regulations concerning health and safety issues and the discharge, emission, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant penalties for violations. The Company cannot predict what other environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted.

    The Company's acquisition of Webcraft resulted in certain obligations under the New Jersey Industrial Site Recovery Act, formerly known as the Environmental Cleanup Responsibility Act (together, "ISRA"), which is triggered by the transfer of industrial property. At two sites, Webcraft and the New Jersey Department of Environmental Protection ("NJDEP") agreed that Webcraft would continue to maintain financial guarantees that were previously established pursuant to ISRA, continue site investigations that were already underway, and institute remediation measures as appropriate. The Company has obtained an indemnification from the selling shareholders of Webcraft for certain costs resulting from pre-existing conditions pertaining to Webcraft, including but not limited to environmental matters. With respect to Webcraft's ISRA obligations, the Company believes, based on the indemnification agreement, potential contribution from a third party for contamination at one site, and existing investigatory and remediation cost estimates, that its liability for such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, there can be no assurance that such matters will not ultimately have such an effect.

    Pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund") and analogous state laws, TC Advertising and Webcraft have been identified as potentially responsible parties ("PRPs") for the cleanup of contamination resulting from alleged disposals of hazardous waste. Courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for response costs at a site if the harm is indivisible. This generally means that each responsible party could be held liable for the entire costs of investigation and cleanup. As a practical matter, however, where there are multiple PRPs, response costs typically are allocated, according to a volumetric or other standard, among the parties.

    TC Advertising has been identified as a PRP at three sites to which it allegedly sent waste in the past. Based on a review of the data available to the Company regarding each site, including the number and viability of other PRPs, the minor volumes of waste which TC Advertising is alleged to have contributed, the range of likely cleanup costs, and a comparison of TC Advertising's alleged liability to settlements previously reached by TC Advertising in similar cases, the Company believes that such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. Nonetheless, because neither the final cleanup costs at each of the sites have been ascertained nor TC Advertising's final proportionate share determined, there can be no assurance that such matters, or any similar liabilities that arise in the future, will not ultimately have such an effect.

    Webcraft has been identified as a PRP at one site to which it allegedly sent waste in the past. Based on a review of the data available to the Company regarding the site, including the number and viability of other PRPs, the minor volumes of waste which Webcraft is alleged to have contributed, the range of likely cleanup costs, and a comparison of Webcraft's alleged liability to settlements previously reached by Webcraft in similar cases, the Company believes that this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations. Nonetheless, because the final cleanup cost at the site has not been ascertained, there can be no assurance that such matter, or any similar liability that arises in the future, will not ultimately have such an effect.

    In 1990, the United States Environmental Protection Agency ("EPA") identified Webcraft, among others, as a PRP for regional groundwater contamination near Webcraft's Chalfont, Pennsylvania facility. Webcraft responded by disclaiming any responsibility. EPA is also conducting an environmental assessment of the affected area. Based on information currently available to the Company, including the possibility of indemnification from the prior site owner and indemnification from the selling shareholders of Webcraft, the Company believes that its liability, if any, will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, because of the present stage of this matter, there can be no assurance that it will not ultimately have such an effect.

EMPLOYEES

    As of December 31, 1998, the Company had approximately 10,000 employees, of which approximately 4,000 were salaried and 6,000 were hourly. Most of Webcraft's hourly employees at its North Brunswick and Newark, New Jersey facilities (approximately 280 employees) are represented by the United Paper Workers International Union, AFL-CIO. Webcraft entered into a new three-year contract with this union on February 1, 1998. Under this agreement, represented employees received an hourly base rate increase of 2% for 1998 and a 2% lump sum bonus in 1998, and will receive a 3% hourly base rate increase in 1999 and 2000. In addition, approximately 160 employees of Laser Tech's Enteron Group are represented by the Communication Workers of America Typographical Union, Chicago Local No. 16, the Graphic Communications International Chicago Local No. 458-3M, or the International Printers and Lithographers Association. The Company believes it has satisfactory employee and labor relations.

ITEM 2. PROPERTIES

    The Company maintains a large number of diverse properties. Management believes that these properties, taken as a whole, are generally well maintained and are adequate for current and foreseeable business needs. The majority of these properties are leased. Substantially all of the Company's material physical properties are being fully utilized. The Company's properties are covered by all-risk and liability insurance which the Company believes is customary for the industry.

EXECUTIVE OFFICES

    Big Flower, TC Advertising, Webcraft, and Digital Services (Laser Tech and Columbine) each lease their executive offices in New York City, New York; Baltimore, Maryland; Lawrenceville, New Jersey; Irving, Texas and Denver, Colorado, respectively. The lease terms for Big Flower's, Webcraft's, Laser Tech's and Columbine's facilities expire in years 2006, 2005, 1999 and 2008, respectively. TC Advertising occupies its executive offices pursuant to two leases that expire in years 2000 and 2005, respectively.

PRODUCTION FACILITIES

    As of December 31, 1998 (excluding Colographic, which was acquired after December 31, 1998), the Company owned 13 and leased 64 production facilities, with lease terms expiring at various times from 1999 to 2018.

    TC Advertising owned 8 and leased 12 production facilities, with an aggregate area of approximately 2,100,000 square feet. Webcraft's production facilities consisted of 5 owned and 16 leased locations, with an estimated aggregate area of approximately 1,250,000 square feet. Laser Tech leased its 36 production facilities, with an aggregate area of approximately 575,000 square feet. Columbine's software development and service facilities consisted of 10 leased locations, with an aggregate area of approximately 160,000 square feet.

SALES OFFICES AND OTHER FACILITIES

    As of December 31, 1998, the Company had 67 sales offices and 32 other facilities. All of the sales offices and all but one of the other facilities are leased, with lease terms expiring at various times from 1999 to 2018.

ITEM 3. LEGAL PROCEEDINGS

    Certain claims, suits and complaints (including those involving environmental matters) which arise in the ordinary course of the Company's business have been filed or are pending against the Company. The Company believes that all such matters would not have a material adverse effect on the Company's consolidated financial condition or results of operations, if adversely determined against the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

    The common stock of Big Flower Holdings, Inc. ("Common Stock") is traded on the New York Stock Exchange, Inc. under the symbol "BGF". Each share of Common Stock is traded together with a right entitling the holder to purchase one one-hundredth of a share of Series A Junior Preferred Stock.

    The common stock of Big Flower Press first traded on the New York Stock Exchange on November 22, 1995. Prior to November 22, 1995, there was no established trading market for such common stock. In connection with its corporate reorganization on October 17, 1997, the common stock of Big Flower Press ceased to so trade, and the common stock of Big Flower Holdings, Inc. began to trade. Set forth below are the high and low closing prices for the Common Stock for the period indicated, as reported on the New York Stock Exchange Composite Tape.

FISCAL YEAR ENDED:

                                                                                 HIGH        LOW
                                                                                -------    -------
DECEMBER 1998
First Quarter ended March 31................................................... $30 3/8    $25 1/8
Second Quarter ended June 30...................................................  34 9/16    27 7/8
Third Quarter ended September 30...............................................  32 1/8     19 3/8
Fourth Quarter ended December 31...............................................  24 9/16    15 3/8
DECEMBER 1997
First Quarter ended March 31................................................... $20 7/8    $17 7/8
Second Quarter ended June 30...................................................  21 7/8     18 1/8
Third Quarter ended September 30...............................................  25 11/16   20 3/8
Fourth Quarter ended December 31...............................................  24 3/4     21

    As of February 26, 1999, there were approximately 250 holders of record of the Common Stock.

DIVIDENDS

    Big Flower has not paid cash dividends on its Common Stock and intends to continue this policy for the foreseeable future and retain funds for repayment of indebtedness and investment in its business.

    Because Big Flower is a holding company, holders of its debt and equity securities, including holders of the Common Stock, are dependent primarily upon the cash flow from Big Flower's subsidiaries for payment of principal, interest and dividends. Potential dividends and other advances and transfers from Big Flower's subsidiaries represent its most significant sources of cash flow. Applicable state laws and the provisions of the debt instruments and other capital instruments by which Big Flower's principal subsidiaries are bound limit the ability of such companies to declare dividends or otherwise provide funds to Big Flower. Specifically, on June 22, 1998, Big Flower and certain of its subsidiaries entered into an amended and restated revolving credit facility (as amended to date, the "Credit Agreement"). The Credit Agreement limits the ability of the Company to pay dividends. In addition, the indenture governing the 8 7/8% Notes due July 1, 2007 and the 8 5/8% Notes due December 1, 2008 of Big Flower Press imposes certain restrictions on Big Flower Press' ability to make distributions to Big Flower. Also, the indenture governing the 6% Convertible Quarterly

Income Preferred Securities of Big Flower Trust I restricts the payment of dividends by Big Flower on its Common Stock in certain circumstances.

    For additional information regarding these facilities and securities, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and the Notes to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth the selected financial data derived from the audited financial statements of Big Flower. The financial data for Big Flower Press Holdings, Inc. and Subsidiaries as of and for the years ended December 31, 1997 and 1998 is substantially equivalent to that of Big Flower for the same period. For additional information, see the consolidated financial statements of Big Flower and the notes thereto. The selected historical financial data should also be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            SELECTED FINANCIAL DATA

                                          323 DAYS      YEAR     SIX MONTHS        YEAR           YEAR           YEAR
                                            ENDED      ENDED       ENDED          ENDED          ENDED          ENDED
                                          JUNE 30,    JUNE 30,  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                            1994        1995        1995           1996           1997           1998
                                          ---------   --------  ------------   ------------   ------------   ------------
                                                              IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
OPERATING DATA:
Net sales...............................  $587,630    $920,149    $546,840      $1,201,860     $1,376,706     $1,739,715
Operating income........................    25,488      50,712      39,739          69,343(1)      38,502(2)     137,252(3)
Interest expense........................    19,735      37,452      19,076          36,165         40,300         55,988
Amortization of deferred financing
  costs.................................     1,936       3,437       1,594           1,802          1,696          1,902
(Loss) income before income taxes.......      (549)      5,268      12,694           4,998        (11,626)        69,978
(Loss) income before extraordinary
  items.................................    (3,277)     (1,612)      6,491          (3,285)       (33,571)        37,676
Extraordinary losses from early
  extinguishment of debt, net...........                           (19,248)         (2,078)       (13,463)
Net (loss) income.......................    (3,277)     (1,612)    (12,757)         (5,363)       (47,034)        37,676
Per share:
  (Loss) income before extraordinary
    items-- basic.......................  $  (0.29)   $  (0.13)   $   0.36      $    (0.18)    $    (1.79)    $     1.92
  Net (loss) income--basic..............     (0.29)      (0.13)      (1.07)          (0.30)         (2.51)          1.92
  (Loss) income before extraordinary
    items-- diluted.....................     (0.29)      (0.13)       0.35           (0.18)         (1.79)          1.69
  Net (loss) income--diluted............     (0.29)      (0.13)      (1.03)          (0.30)         (2.51)          1.69
Average shares outstanding:
  Basic.................................    11,218      12,382      13,451          18,046         18,704         19,660
  Diluted...............................    11,218      12,382      13,919          18,046         18,704         24,678

OTHER DATA:
EBITDA(4)...............................  $ 54,238    $ 93,699    $ 58,372      $  122,588     $  164,016     $  223,883
Capital Expenditures....................     6,133       8,496      16,812          55,391         74,045         95,433
Cash flows provided by operating
  activities(5).........................    31,514      47,597      27,881         135,936        120,637        118,216
Cash flows used in investing
  activities(5).........................   270,223       7,013      19,050         170,849        316,601        227,097
Cash flows provided by (used in)
  financing activities(5)...............   241,975     (39,789)     (4,326)         29,941        197,071        112,478

BALANCE SHEET DATA (AT PERIOD END):
Working Capital(6)......................  $ 25,198    $ 34,173    $ 29,797      $  (30,821)    $  (17,557)    $   (5,781)
Net property, plant and equipment.......   152,306     137,081     145,323         296,426        384,850        457,988
Total assets............................   521,461     502,939     573,393         749,742      1,059,047      1,328,182
Long-term debt, net of current
  portion...............................   331,940     301,935     274,161         430,766        590,045        731,080
Redeemable convertible preferred
  securities of a subsidiary trust......                                                          115,000        115,000
Redeemable preferred stock of a
  subsidiary............................    16,913      19,357
Common stockholders' equity.............    19,449      16,593      84,476          96,350         71,538        127,210

--------------------------
(1)  Includes $2.7 million of non-recurring costs related to acquisitions.

(2) Includes non-recurring charges of $63.9 million related to acquisitions (including a $58.2 million in-process acquired technology write off) and $0.6 million related to the Company's secondary stock offering.

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

                                        (FOOTNOTES CONTINUED FROM PREVIOUS PAGE)

(3) Includes $4.6 million of termination costs for executive positions eliminated and $0.2 million in-process acquired technology write off.

(4) "EBITDA" represents the sum of operating income, depreciation, amortization of intangibles, in-process acquired technology write offs and merger costs. EBITDA does not include costs associated with the A/R Securitization facility (see footnote (6)) and is presented here to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements. It should not be considered a better indicator of operating performance than operating income as determined in accordance with generally accepted accounting principles ("GAAP"), or a better indicator of liquidity than cash flow from operating activities as determined in accordance with GAAP. The Company's definition of EBITDA might not be the same as that of other companies.

(5) Cash flows from operating, investing and financing activities are significantly affected by acquisitions. See the consolidated statements of cash flows and the related notes and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(6) In 1996, the Company entered into an accounts receivable securitization agreement (See Note 4 to the consolidated financial statements). Accordingly, 1996, 1997 and 1998 results and balances reflect the effects of this securitization agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Readers are cautioned that forward-looking statements contained herein, including the discussion of Year 2000, should be read in conjunction with the Company's disclosures under the heading: "SAFE HARBOR STATEMENT" on page 1.

GENERAL

    Operating results reflect the impact of acquisitions in all years presented, as well as non-operational charges and expenses incurred primarily in connection with acquisition and refinancing transactions. The changing mix of businesses as acquired companies are integrated into the Company may also affect the comparability of results from one period to another.

RESULTS OF OPERATIONS

    The Company is a leading advertising and marketing services company with four business segments: Insert Advertising & Newspaper Services, Direct Marketing Services, Digital Services and Specialty Products & Commercial Printing.

    The following table presents major components from the Consolidated Statements of Operations and Cash Flows:

(PERCENTAGES OF NET SALES)                                                    1998        1997        1996
                                                                           ----------  ----------  ----------
Net sales................................................................       100.0%      100.0%      100.0%
                                                                           ----------  ----------  ----------
Costs of production......................................................        74.5        77.9        80.9
Selling, general and administrative......................................        12.6        10.2         8.9
Depreciation.............................................................         3.7         3.6         2.9
Amortization of intangibles..............................................         1.3         1.3         1.4
In-process acquired technology write off.................................                     4.2
Merger costs.............................................................                                 0.1
                                                                           ----------  ----------  ----------
                                                                                 92.1        97.2        94.2
                                                                           ----------  ----------  ----------
Operating income.........................................................         7.9%        2.8%        5.8%
                                                                           ----------  ----------  ----------
                                                                           ----------  ----------  ----------
OTHER DATA:
EBITDA (in thousands)....................................................  $  223,883  $  164,016  $  122,588
                                                                           ----------  ----------  ----------
                                                                           ----------  ----------  ----------
EBITDA as a percentage of net sales......................................        12.9%       11.9%       10.2%
                                                                           ----------  ----------  ----------
                                                                           ----------  ----------  ----------
(in thousands)
Cash flows provided by operating activities..............................  $  118,216  $  120,637  $  135,936(1)
Cash flows used in investing activities..................................     227,097     316,601     170,849
Cash flows provided by financing activities..............................     112,478     197,071      29,941

------------------------

(1)  Includes $91.6 million from the initial sale of accounts receivable.

    "EBITDA" represents the sum of operating income, depreciation, amortization of intangibles, in-process acquired technology write offs and merger costs. EBITDA is presented here to provide additional information regarding the Company's ability to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not a measure of financial performance in accordance with GAAP and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

CONSOLIDATED RESULTS

                                                                                                  % CHANGE
                                                                                      --------------------------------
                                                1998          1997          1996       1998 VS. 1997    1997 VS. 1996
                                            ------------  ------------  ------------  ---------------  ---------------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales.................................  $  1,739,715  $  1,376,706  $  1,201,860          26.4%            14.5%
Operating income..........................       137,252        38,502        69,343         256.5%           (44.5)%
Net income (loss).........................        37,676       (47,034)       (5,363)      --               --
Diluted earnings (loss)
  per share...............................          1.69         (2.51)        (0.30)      --               --

NET SALES

    Revenue increases in 1997 and 1998 were significantly impacted by acquisitions. Slightly offsetting the acquisition impact was the reduction in Specialty Products & Commercial Printing sales caused by (i) the December 1996 divestiture of Webcraft Games, Inc. and (ii) the April 1998 divestiture of an investment in a printing venture and the discontinuation of a related production agreement that generated approximately $20 million of sales annually at break-even profitability. Adjusting to include all businesses owned on December 31, 1998 for the entire comparable periods (and excluding the sales related to the divestitures described above) net sales increased slightly in 1997 and rose approximately 5% in 1998.

    In addition to the acquisition impact, revenue amounts can vary based on changing paper prices and the proportion of paper provided by customers themselves since a substantial portion of sales in the Insert Advertising & Newspaper Services business includes the pass-through cost of paper (see also the discussion of paper costs in OPERATING EXPENSES). Average prices throughout the paper industry declined in 1997 by nearly 10% from 1996 levels, and associated declines in the Company's prices caused the sales increase in 1997 to be relatively modest. Subsequent industry price increases averaging nearly 5% in 1998 contributed to the relatively larger increase in that year. Adjusting the comparable-business results for the effect of paper variations as well as the cost of ink (i.e., to exclude the cost of ink and paper entirely), "value added" revenue increased approximately 10% in both 1997 and 1998.

    These comparable-business increases reflect positive growth trends in all of the Company's principal business segments, particularly Direct Marketing Services and Digital Services, as well as increased cross-selling activity whereby two or more operating units have teamed to provide services to each other's customers as well as new customers. For further discussion of net sales, see RESULTS BY SEGMENT.

OPERATING EXPENSES

    Total operating expenses increased in all years due to the growth of the Company's businesses and the impact of acquisitions. In addition, selling, general and administrative expenses fluctuated in all years as a result of the following non-operational costs:

    - 1996 includes $2.7 million of non-recurring costs related to acquisitions,

    - 1997 includes $5.7 million of non-recurring costs related to acquisitions and $0.6 million of non-recurring costs related to the Company's secondary stock offering, and

    - 1998 includes $4.6 million of termination costs related to the elimination of executive positions.

    Operating expenses in 1997 also include a one-time, non-cash charge of $58.2 million recorded in connection with the Columbine acquisition, reflecting the cost of in-process acquired technology for software in development (see IN-PROCESS ACQUIRED TECHNOLOGY). Operating expenses in 1998 include a similar charge of $0.2 million related to the Datatrak acquisition.

    Excluding the non-recurring costs detailed above and merger costs in 1996 related to the Scanforms acquisition, the ratio of total operating expenses to net sales was 91.8% in 1998, 92.5% in 1997 and 93.9% in 1996. Selling, general and administrative expenses, excluding the non-recurring costs, were 12.4% of net sales in 1998, 9.7% in 1997 and 8.7% in 1996.

    As a percentage of net sales, adjusted operating expenses in total declined due to increased sales and productivity that more than offset the increased infrastructure costs inherent in expanding the individual businesses. Variances in expense category ratios also reflect:

    - the Company's changing business mix as it acquires more companies to expand the Digital Services and Direct Marketing Services segments, where paper is a smaller component of costs and a higher proportion of the cost structure is related to selling rather than to production,

    - more rapid organic growth of businesses in the Digital Services and Direct Marketing Services segments in proportion to the Company's total, and

    - increased demand for higher margin products in the Insert Advertising & Newspaper Services segment.

    As a result of these factors, costs of production declined as a percentage of net sales by 3.0% in 1997 and an additional 3.4% in 1998. Paper costs accounted for 42% of net sales in 1996, 36% in 1997 and 32% in 1998, reflecting the Company's changing business mix as well as the higher proportion of paper supplied by customers in the Insert Advertising & Newspaper Services segment. Further reflecting the changing business mix, selling, general and administrative expenses, excluding the non-recurring costs, increased as a percentage of net sales by 1.0% in 1997 and an additional 2.7% in 1998.

    Combined operating expenses (excluding depreciation and amortization) have decreased as a percentage of net sales, leading to an increase in the margin of EBITDA to net sales over the three-year period ended December 31, 1998. This increase reflects the increased productivity of the Company's operations and the more profitable lines of business in the expanding Digital Services and Direct Marketing Services segments. For further discussion, see RESULTS BY SEGMENT.

OPERATING INCOME

    Operating income increased to represent 7.9% of net sales in 1998 versus 2.8% in 1997 and 5.8% in 1996. Excluding the non-recurring costs discussed in the previous section, the ratio of operating income to net sales was 8.2% in 1998, 7.5% in 1997 and 6.1% in 1996. Adjusted to exclude the non-recurring costs in all years and to include comparable businesses for the entire comparable periods, operating income increased approximately 15% in 1998 and approximately 25% in 1997. The operating income margin on the same basis was approximately 8% in 1998, 7% in 1997 and 6% in 1996.

    The increasing margin of adjusted operating income to net sales reflects the increased EBITDA margins noted in the previous section which have risen at a higher rate relative to the increased depreciation and amortization costs incurred in expanding the Company's businesses.

NET INCOME AND EARNINGS PER SHARE

    Net income and diluted earnings per share in each year reflect non-recurring charges and extraordinary losses.

    The net loss for 1996 of 30 cents per basic share included the following non-operational charges:

    - a pre-tax loss of $14.3 million recorded in connection with the sale of the Webcraft Games business (72 cents per basic share)

    - $5.2 million of pre-tax financing costs (recorded in "other expenses") related to the Webcraft acquisition (14 cents per basic share)

    - extraordinary losses of $2.1 million (net of tax benefit), related to early extinguishment of debt (12 cents per basic share)

    - $2.7 million of non-recurring, pre-tax costs related to acquisitions (8 cents per basic share) and

    - $1.5 million of pre-tax merger costs related to the Scanforms acquisition (4 cents per basic share).

    Further, excluding these charges, net income would have been positive and the effect of stock options would have been dilutive to earnings per share, leading to diluted earnings per share that was 3 cents lower than basic earnings per share.

    The net loss for 1997 of $2.51 per basic share included the following non-operational charges:

    - the $58.2 million write off of in-process acquired technology costs ($3.11 per basic share)

    - extraordinary losses of $13.5 million (net of tax benefits) related to early extinguishment of debt (72 cents per basic share)

    - $5.7 million of pre-tax costs related to acquisitions (16 cents per basic share), and

    - $0.6 million of pre-tax costs related to a secondary stock offering (2 cents per basic share).

    Further, excluding these charges, net income would have been positive and the effect of stock options and convertible preferred securities would have been dilutive to earnings per share, leading to diluted earnings per share that was 9 cents lower than basic earnings per share.

    The net income for 1998 of $1.69 per diluted share included the following non-operational charges:

    - $4.6 million of pre-tax severance costs related to executive positions eliminated (10 cents per diluted share) and

    - the $0.2 million write off of in-process acquired technology costs (1 cent per diluted share).

RESULTS BY SEGMENT

INSERT ADVERTISING & NEWSPAPER SERVICES

                                                                                                  % CHANGE
                                                                                      --------------------------------
                                                    1998         1997        1996      1998 VS. 1997    1997 VS. 1996
                                                ------------  ----------  ----------  ---------------  ---------------
                                                           (IN THOUSANDS)
Net sales.....................................  $  1,101,875  $  961,577  $  900,465          14.6%             6.8%
Operating income..............................        90,568      72,025      60,124          25.7%            19.8%

    The increases in net sales and operating income were significantly impacted by the acquisitions of PrintCo in 1996 and RCPC in 1997. Adjusted to include these businesses for the full 1996 and 1997 periods, net sales decreased approximately 5% in 1997 and increased approximately 5% in 1998. Fluctuations in the cost of paper and in the amount of paper supplied by customers caused a large part of these variances. Adjusting for the cost of paper and the effect of customer supplied paper, "value added" revenue including all businesses in all periods increased approximately 10% in 1997 and approximately 5% in 1998. Operating income in 1997 included $2.2 million of non-recurring costs related to the RCPC acquisition. Adjusting to exclude these costs, and to include all businesses owned for all periods, operating income increased approximately 15% in both 1997 and 1998 over the respective prior year periods.

    The comparable "value added" revenue increases reflect the steady growth of TC Advertising's insert customer categories of grocery, specialty, furniture, general merchandise, drug and home improvement stores, as well as newspaper television listings guides. In addition, this segment benefited from higher demand for targeted inserts and "versioning" services to customize inserts for delivery in different regions of a customer's business and increased sales of higher margin products such as heatset printing. The 1998 increase is also due, in part, to its offering of Reach America's targeted advertising software products in combination with printing services.

    In relation to the value added revenue increases, the higher rates of operating income growth stemmed from efficient press time utilization, whereby press capabilities are best matched to the requirements of a given print job, and volume of production (measured in hours of press operation), both of which improved in 1998 and 1997. Much of the added volume was in categories with year-round advertising activity, serving to reduce the seasonality of the business. Additionally, this segment's rapid move to a complete digital workflow, including upgrades such as computer-to-plate technology, improved the prepress and plating processes in many of the production facilities. Finally, operating synergies with RCPC yielded more efficient production for the combined business and expense control throughout the organization added to the profitability of this segment.

DIRECT MARKETING SERVICES

                                                                                                  % CHANGE
                                                                                      --------------------------------
                                                     1998        1997        1996      1998 VS. 1997    1997 VS. 1996
                                                  ----------  ----------  ----------  ---------------  ---------------
                                                            (IN THOUSANDS)
Net sales.......................................  $  282,431  $  202,197  $  134,795          39.7%            50.0%
Operating income................................      34,159      21,035      11,881          62.4%            77.0%

    The 1996 results reflect a full year of operations of Scanforms, but only includes the operations of Webcraft after its acquisition in March 1996. Net sales and operating income increases in 1998 and 1997 also reflect, in part, the impact of acquisitions in those years. Adjusting to include all companies for the full three-year period, net sales increased approximately 15% in 1997 and approximately 20% in 1998. Operating income, excluding merger costs in 1996 and the non-recurring costs related to the acquisition of Olwen in 1997, increased 81% in 1997 and 41% in 1998. Adjusting further to include all companies for the full three-year periods, the increases were approximately 45% for 1997 and approximately 35% for 1998.

    The comparable net sales increases for both periods reflect increased demand for individualized direct mail and the 1998 results were also favorably impacted by the acceleration of customer orders in anticipation of the January 1999 postage rate increase. Newer products such as magnetic stripe technology for prepaid telephone cards also have added to the volume of this business, as have the expansion of database analysis and response management services. Sales increased to customers in many industries, notably the major Company-defined categories of consumer goods (where 1998 growth approximated 75% over 1997), financial services (approximately 10% over 1997), media (approximately 10% over 1997) and non-profit (approximately 40% over 1997). Collectively, these categories grew more than 30% in 1998 over 1997 and represent more than 50% of segment sales.

    The operating income results reflect the impact of the growth in higher-margin imaged direct mail product lines, higher productivity from increased plant utilization and the effective management of expenses. The profit increases were tempered by 1998 investments in data analysis, data mining, digital printing and response management portions of the business to allow for expansion of service offerings.

DIGITAL SERVICES

                                                                                                  % CHANGE
                                                                                      --------------------------------
                                                      1998        1997       1996      1998 VS. 1997    1997 VS. 1996
                                                   ----------  ----------  ---------  ---------------  ---------------
                                                            (IN THOUSANDS)
Net sales........................................  $  272,995  $  108,608  $  44,443         151.4%           144.4%
Operating income.................................      27,396     (44,699)      (178)           --               --

    Changes in sales and operating income for this segment were significantly impacted by acquisitions and related charges. The premedia portion of this segment was augmented with the acquisitions of (i) Pacific Color Connection, Designer Color Systems and Digital Dimensions in 1996, (ii) Gamma One in 1997 and (iii) Troypeak, Pismo, Enteron, ICON and Admagic in 1998. Software development product lines were added to the segment with the acquisitions of Columbine and Broadcast Systems Software in 1997 and expanded with the acquisitions of Reach America, Adtraq, Adserve and Datatrak in 1998. Adjusting to include all of these businesses in all periods, net sales increased approximately 15% in 1997 and approximately 10% in 1998. Excluding $2.7 million of non-operational costs in 1996 related to acquisitions and in-process acquired technology write offs in 1997 and 1998, operating income increased 425% in 1997 and 105% in 1998. Adjusting further to include all businesses owned for all periods, operating income increased approximately 60% in 1997 and approximately 15% in 1998 over the respective prior year periods.

    The increases in comparable-business net sales were due to the expansion of service offerings to provide integrated solutions to customers. Laser Tech expanded its national network in 1997 to meet the needs of existing customers with larger volume requirements and to capitalize on higher demand for outsourced digital premedia services. All premedia product lines experienced increased demand, including packaging, commercial and retail premedia services, which generated growth of approximately 30%, 5% and 10%, respectively over 1997. Together, these categories represent approximately 70% of this segment's sales. The introduction of the core portions of Columbine's next-generation Paradigm product line at the end of 1997 also served to increase sales in 1998. As the Company sells a variety of software related products and services, a single installation can include sales of hardware, software and consulting and related services. Total revenues related to newer broadcast related software systems, which increased by more than 30% in 1998, mitigated a slowing to 5% of revenue growth related to Columbine's legacy products as the Company focused on the next-generation product lines. These newer systems have grown to represent nearly 10% of Digital Services net sales. In addition, continued development of digital asset management services and high-speed intranet communication systems have increased service offerings to this segment's customers.

    Operating income growth, on a comparable-business basis, exceeded sales growth in both years as higher margin products have been introduced, operating efficiencies have been implemented and technology investments have yielded productivity gains.

SPECIALTY PRODUCTS & COMMERCIAL PRINTING

                                                                                                  % CHANGE
                                                                                      --------------------------------
                                                     1998        1997        1996      1998 VS. 1997    1997 VS. 1996
                                                   ---------  ----------  ----------  ---------------  ---------------
                                                            (IN THOUSANDS)
Net sales........................................  $  91,122  $  109,852  $  125,846         (17.1)%          (12.7)%
Operating income.................................      5,451       4,856       8,635          12.3%           (43.8)%

    The 1996 results reflect a partial year of operations as the Company acquired Webcraft in March 1996. Further, the Company sold the Webcraft Games business in December 1996 and divested itself of a minority interest in a commercial printing venture in April 1998, both being part of management's strategy to re-deploy the assets associated with commercial printing. A production arrangement related to the minority interest investment had yielded approximately $20 million of break-even revenue annually. Excluding these sales from all periods, excluding Webcraft Games from 1996 and adjusting to include operations still owned for all of 1996, revenues decreased approximately 10% in 1997 and revenues in 1998 were approximately the same as 1997. Operating income, on the same basis of comparison, decreased approximately 25% in 1997 and decreased slightly in 1998.

    The operating results reflect decreases in catalog printing and fragrance sampler production in both years and the redeployment of assets historically used in this segment to the more profitable product lines in the Direct Marketing Services segment.

INTEREST EXPENSE

                                                                                                   % CHANGE
                                                                                       --------------------------------
                                                        1998       1997       1996      1998 VS. 1997    1997 VS. 1996
                                                      ---------  ---------  ---------  ---------------  ---------------
                                                              (IN THOUSANDS)
Interest expense....................................  $  55,988  $  40,300  $  36,165          38.9%            11.4%
Average interest rate...............................       8.30%      8.39%      9.01%
Average borrowing rate including the effect of
  convertible preferred securities..................       7.97%      8.22%

    Interest expense in 1998 increased over the 1997 and 1996 periods due to higher debt levels related primarily to acquisitions although the average rate of interest declined each year from the prior year level. The decreased interest rate reflects the lower cost of the Company's variable rate debt and the effects of a series of refinancing transactions completed in 1997 and 1998. These transactions included redemption of higher-yield debt in mid-1997, balancing fixed-rate and variable-rate debt, replacement of revolving credit facilities and the issuance of redeemable convertible preferred securities with a 6% dividend rate.

IN-PROCESS ACQUIRED TECHNOLOGY

    The Company recorded a $58.2 million write off of acquired technology costs in 1997 related to the acquisition of Columbine. At the time of its acquisition, Columbine was developing numerous modules of its Paradigm broadcast management software product line.

    The purchase price for Columbine exceeded the fair value of net tangible assets acquired, and the Company allocated the excess to identified intangible assets and existing technology based on values calculated by a third-party appraiser. In performing this allocation, values were assigned to existing technology and the research and development modules in process at the acquisition date. With regard to the in-process research and development modules, the appraisal considered, among other factors, the stage of development of each module, the importance of each module to the overall development plan, the projected incremental cash flows from the modules when completed and the associated risks. Associated risks included the inherent difficulties and uncertainties in completing each module to achieve technological feasibility and risks related to the impact of potential changes in future target markets.

    The total projected cost to develop the in-process technology into commercially viable products was in excess of $10 million, of which the Company has incurred approximately $5.8 million, related primarily to salaries, through December 31, 1998. The Company expects to incur the balance of these costs over the next two years. Development efforts have focused on, and continue to focus on, addressing multi-station, multi-currency, multi-language, and multi-time zone capabilities; database architecture issues; domestic functionality; architectural stability and electronic commerce capabilities. The Company expects to benefit from the purchased in-process technology beginning in periods ranging from the 1999-2003 fiscal years. If these modules are not successfully developed, the Company may not realize the value assigned to the in-process research and development. In addition, the value of the other acquired intangible assets may also become impaired.

OTHER EXPENSES, NET

    Other expenses, net, consist primarily of costs associated with the Company's accounts receivable securitization facility (see Note 4 to the Consolidated Financial Statements). These costs amounted to $6.4 million in 1998, $6.2 million in 1997 and $5.3 million in 1996 and vary based on the level of receivables sold during each year.

    The 1998 results also include $5.9 million of income earned on tax-advantaged investments accounted for as leveraged leases in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" (see
Note 7 to the Consolidated Financial Statements). The amount of investment income excludes interest costs incurred on borrowings used to finance the investment, which are recorded as interest expense.

    In 1996, other expenses also include $5.2 million of charges for financing transactions related to the acquisition of Webcraft.

INCOME TAXES

    The Company's effective tax rates exceeded the federal statutory rate due primarily to state and local taxes, non-deductible expenses and amortization of certain goodwill. Non-deductible expenses included the write offs of in-process acquired technology costs and a portion of the loss on the sale of Webcraft Games in 1996.

NEW ACCOUNTING PRONOUNCEMENTS

    In 1998, the Company adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In accordance with this standard, the Company capitalized approximately $5.6 million of costs in property, plant & equipment related to systems projects throughout the Company.

LIQUIDITY AND CAPITAL RESOURCES

    GENERAL

    Big Flower has grown through acquisitions, and expects to continue to seek to acquire entities in similar or complementary businesses. Such acquisitions are likely to require the incurrence and/or assumption of indebtedness and/or obligations, the issuance of equity securities or some combination thereof. In addition, Big Flower may from time to time determine to sell or otherwise dispose of certain of its existing businesses. Big Flower cannot predict if any such transactions will be consummated, nor the terms or forms of consideration which might be required in any such transactions.

    SOURCES OF FUNDS

    Historically, the Company has funded its operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of stock and debt.

    In order to fund acquisitions, and in response to favorable market conditions, the Company completed several refinancing transactions in 1997 and 1998, including:

    - replacement of its credit facility with a more flexible one that also allows borrowings in British pounds,

    - the issuance of $350 million of 8 7/8% notes,

    - the issuance of $250 million of 8 5/8% notes,

    - the redemption of its 10 3/4% notes and

    - the issuance of $115 million of convertible preferred securities.

    Management believes that the facilities in place, as well as the Company's cash flows, will be sufficient to meet operational needs for the next twelve months. At December 31, 1998, the Company had approximately $410 million available to borrow under its revolving credit facility, although restrictions in the credit facility and the indentures governing its outstanding subordinated notes may limit the amounts borrowed. Approximately $81 million of this amount was utilized in January 1999 in connection with the acquisition of Colorgraphic Direct Response Limited.

WORKING CAPITAL

    The Company's current liabilities exceeded current assets by $5.8 million at December 31, 1998 and by $17.6 million at December 31, 1997, an increase in working capital of $11.8 million. The working capital amounts exclude accounts receivable sold under a securitization facility (see Note 4 to the Consolidated Financial Statements), the proceeds of which serve to reduce long-term borrowings under the Company's revolving credit facility. Excluding the effect of the securitization (i.e., to add back receivables and reflect the offsetting increase in long-term debt as if the securitization facility was terminated) working capital at December 31, 1998 and 1997 would have been $111.8 million and $83.6 million, respectively. The ratio of current assets to current liabilities as of December 31, 1998 was 0.98 to 1 (1.41 to 1 excluding the securitization effect) compared to 0.93 to 1 in 1997 (1.36 to 1 excluding the securitization effect). The increase is due mostly to higher accounts receivable balances, primarily as a result of acquisitions and the lower proportional utilization of the securitization facility.

SUMMARY OF CASH FLOWS

    Net cash provided by operating activities declined by $2.4 million in 1998 compared to 1997. Although net earnings before depreciation and amortization in 1998 increased in comparison to 1997, the lower operating cash flows resulted from the lower proportionate utilization of the accounts receivable securitization facility and the timing of payments for current liabilities. Excluding the initial sale of accounts receivable at the inception of the accounts receivable securitization program, net cash provided by operating activities increased by $76.2 million in 1997 when compared to 1996. The increase in 1997 reflects the increase in cash earnings and the significantly higher level of cash utilized in 1996 to settle liabilities assumed in connection with acquisitions.

    Despite higher capital expenditures, cash flows used in investing activities decreased in 1998 from the 1997 level due to the relative cost of companies acquired in each year. Offsetting the decrease was an increase in software development costs due to the acquisition of Columbine and the growth of the Digital Services segment, investments in leveraged lease transactions and minority interest investments in internet businesses. The increase in 1997 over the 1996 level reflects the higher level of acquisition activity and higher capital expenditures inherent in expanding the Company's operations. The Company currently expects to spend approximately $95 million in 1999 for capital additions.

    The amounts of cash provided by financing activities in each year reflect the relative levels of acquisition activity, capital expenditures and investments in those years. Additionally, financing cash flows in all years reflect the repayment of debt assumed in acquisition transactions, which is generally replaced by borrowings under the Company's revolving credit facility under more favorable terms.

SEASONALITY AND OTHER FACTORS

    While TC Advertising's advertising insert business is seasonal in nature, the addition of other businesses has reduced the overall seasonality of the Company's revenues. On a pro forma basis, assuming all businesses owned at December 31, 1998 had been owned for the full year, net sales for the Company for 1998 would have been 23% in the first quarter, 24% in the second, 25% in the third and 28% in the fourth. Profitability, however, continues to follow a more seasonal pattern due to the higher margins and efficiency during the Christmas production season and lower margins in the first quarter that do not fully leverage fixed depreciation, amortization, interest and preferred dividend costs that are incurred evenly throughout the year. Based on its historical experience and projected operations, the Company expects its operating results in the near future to be strongest in the fourth quarter and softest in the first.

    The cost of paper is a principal factor in TC Advertising's pricing to certain customers. As TC Advertising is the Company's largest operating unit, the cost of paper significantly affects the Company's net sales. TC Advertising is generally able to pass increases in the cost of paper to its customers, while decreases in paper costs generally result in lower prices to customers. Volatility in paper costs results in a corresponding volatility in the Company's net sales, but generally has not affected volume or profits to any significant extent.

YEAR 2000

    GENERAL

    The Company has undertaken a comprehensive program to address the issue of computer programs and embedded microchips which are unable to distinguish between the year 1900 and the year 2000 within its organization and with respect to its material suppliers and customers (the "Year 2000 Project"). The Company has established Year 2000 teams at TC Advertising, Webcraft, Laser Tech and Columbine, as well as at the Company's headquarters office.

    PROJECT

    The general approach employed by each of the Company's Year 2000 teams is:

    (1) inventorying assets that may be affected by Year 2000 issues;

    (2) assigning priorities to identified items;

    (3) assessing the Year 2000 compliance of items determined to be material;

    (4) repairing or replacing material items that are determined not to be Year 2000 compliant;

    (5) testing material items;

    (6) identifying material vendors and customers (collectively, "Trading Partners") and contacting each Trading Partner to determine whether the products and/or services purchased from or sold to such Trading Partner will be materially affected by the millenium year change;

    (7) designing and implementing contingency plans where appropriate; and

    (8) reviewing progress monthly with the Company's senior executives and quarterly with the Company's Board of Directors.

    TC Advertising has completed its inventory and testing of all material assets. Computer hardware, software and networking equipment have been successfully tested. Production equipment was tested, where possible, and certification received from equipment manufacturers. Although some production equipment will be upgraded in 1999 to ensure dates appear correctly on monitors and reports, no embedded chip or production equipment problems were found which would result in a production failure. Remediation of the human resources system was completed in March 1999 and testing is expected to be completed by mid-1999. TC Advertising identified customers with whom it exchanges electronic transmissions and has tested successfully the material means of transmission utilized in such exchanges. Contingency plans are being developed to minimize the potential impact of shortages of critical supplies and the loss of any production facility.

    Webcraft has completed its inventory of all material assets. Webcraft completed remediation and testing of its main unit business systems prior to December 31, 1998. Other material computer remediation, upgrade and replacement projects underway at Webcraft's subsidiaries are expected to be completed by the middle of 1999. Webcraft has completed a review and testing, where possible, of its production equipment. Only one type of equipment failure was uncovered that would impact production, and this equipment is expected to be upgraded or replaced in the second quarter of 1999. Webcraft has limited electronic interaction with its customers but intends to test these interactions by the middle of 1999.

    Laser Tech has completed its inventory of all material assets and testing is expected to be completed during the second quarter of 1999. Since many hardware and software assets are similar across Laser Tech's numerous sites, centralized testing is being performed for common assets and each subsidiary is testing material assets unique to its operations. Many of the electronic premedia assets are off-the-shelf, Macintosh-based hardware and software which, based upon manufacturer information, Laser Tech believes are generally less susceptible to Year 2000 issues. Tests have identified the need to upgrade certain common technologies and these upgrades are expected to be completed by September 1999. As planned, Laser Tech is replacing several financial systems with others which the vendors have represented to be Year 2000 compliant. Implementation of these systems is underway and completion at all designated sites is expected to be completed by September 1999.

    Columbine has completed its inventory of all material assets. Year 2000 compliant versions of Columbine's major products are currently in use by a number of customers. Columbine is expected to complete upgrades for a few remaining products and additional third-party products embedded in its software by September 1999. It has successfully tested most of its internal systems and is expected to upgrade or replace non-compliant systems by September 1999. Columbine continues to communicate often with its customers to encourage them to install needed upgrades and to test Columbine products thoroughly in the customer environment. Columbine recognizes that customers who have not installed the provided software upgrades or who have not thoroughly tested their own environments may request unusual levels of support at year-end. Contingency plans are being developed to meet these anticipated higher-than-normal customer service demands.

    Each group is testing facilities and miscellaneous equipment. Any remediation is expected to be completed by September 1999. Contingency plans are being developed to address concerns at each site. The Company anticipates developing a contingency plan for each material asset which has not been successfully tested by April 1999. Each group has identified material Trading Partners and has initiated communications with material suppliers about their plans and progress in addressing the Year 2000 issue. Detailed evaluations of the most critical Trading Partners have been initiated and are scheduled for completion by mid-1999, with follow-up reviews planned during the remainder of 1999. Based on these evaluations, each group will tailor its contingency plans as appropriate. In general, the Company began its examination of various contingency plans in the fourth quarter of 1998 and expects to complete the same by mid-1999. Communications with customers have begun and will continue into 1999 to ensure continued service levels.

    As time passes, it is foreseeable that additional Year 2000 issues will arise due to business acquisitions or other reasons, in which case the Company will address such issues as they arise. The Company will evaluate future acquisition candidates for Year 2000 compliance prior to acquisition, where feasible, and will conduct appropriate assessment, remediation, testing and contingency planning following completion of any such acquisition. During the fourth quarter of 1998 and January 1999, the Company made three acquisitions. In each case, a review of the acquisition candidate's Year 2000 plans and project status was completed and evaluated. Following acquisition, these new units are participating in the ongoing company-wide Year 2000 team activities.

    The headquarters office Year 2000 team has been coordinating and overseeing the Year 2000 responses of the operating units. Since mid-1998, a detailed monthly report has been submitted to and discussed with senior executives of the Company, including the Chief Executive Officer and Chief Financial Officer. Since the second quarter of 1998, a quarterly progress report has been submitted to and discussed with the Company's Board of Directors. The Company plans to continue such periodic reporting.

    COSTS

    The estimated total cost of the Year 2000 Project, including that related to the acquisitions made during the fourth quarter of 1998 and January 1999, is approximately $5.0 million, of which approximately $2.8 million reflects allocation of internal costs and approximately $2.2 million reflects amounts for external consultants, equipment, hardware and software. The total amount spent on the Year 2000 Project through December 31, 1998 was approximately $3.0 million, of which approximately $2.3 million reflected allocation of internal costs and approximately $0.7 million related to external costs, principally consultants. Because the Company had planned to replace certain financial systems before formal consideration of the Year 2000 issue, the costs of implementing such systems are not included in these cost estimates, but are included in the Company's capital expenditure estimates.

    RISKS

    The failure to address a material Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations. Due to the diversity and decentralized nature of the Company's operations, there are few systems the failure of which would have a material adverse effect on the Company as a whole. Nonetheless, the Company relies upon utility companies, telecommunication services providers, the United States Postal Service, the financial services industry and other suppliers outside of its control and there can be no assurance that such suppliers or other third parties will not suffer a Year 2000 business disruption. The failure of the systems or equipment of one or more third parties (which the Company believes is the most reasonably likely worst case scenario) could result in the reduction or suspension of one or more of the Company's operations and could have a material adverse effect on the Company's consolidated financial position or results of operations. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of its Trading Partners and its Trading Partners' customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's consolidated financial position or results of operations. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of its material Trading Partners. The Company believes that, with the implementation of new business systems and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations should be greatly reduced.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUALITATIVE INFORMATION

    The Company's primary exposures to market risks relate to interest rate fluctuations on variable rate debt and, to a lesser extent, to the decline in market values of available-for-sale investments. Its exposure to foreign currency exchange rate fluctuations is immaterial as foreign operations are a small proportion of the total Company and foreign currency borrowings act as a natural hedge against fluctuations in net asset values. The fair values of all financial instruments, other than investments, debt and redeemable convertible preferred securities, approximate their carrying values (see Note 2 to the Consolidated Financial Statements).

    The Company's objective in its risk management program is to seek a reduction in the potential negative earnings effects from changes in interest rates. The Company's strategy to meet this objective is to maintain a balance between fixed-rate and variable-rate debt, varying the proportion based on the Company's perception of interest rate trends and the marketplace for various debt instruments. In general, the Company does not use derivative financial instruments in its risk management program and does not use any for trading purposes. These practices may change in the future as conditions change.

QUANTITATIVE INFORMATION

    At December 31, 1998, 85% of the Company's long-term debt was fixed-rate. Including off-balance sheet debt related to the accounts receivable securitization facility, the fees on which are variable, fixed-rate debt represented 73% of total debt. When also including redeemable convertible preferred securities, which carry a fixed dividend, fixed rate obligations represented 77% of the total.

    If interest rates increased 10%, the expected effect on net income related to variable-rate debt would be immaterial.

    For the purposes of sensitivity analysis, the same percentage change was assumed for both the revolving credit facility and the accounts receivable securitization facility. All other factors were held constant. The sensitivity analysis is limited in that it is based on balances outstanding at December 31, 1998 and does not provide for changes in borrowings that may occur in the future.

    A 10% decline in the market value of all available-for-sale investments owned at December 31, 1998 would have an insignificant impact on the Company's assets and no impact on net income as the unrealized gain is deferred until the investments are sold.

FORWARD-LOOKING STATEMENTS

    Readers are cautioned that forward-looking statements contained herein concerning market risks should be read in conjunction with the Company's disclosures under the heading: "SAFE HARBOR STATEMENT" on page 1.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of Big Flower Holdings, Inc., all of whom are U.S. citizens, and their ages as of March 29, 1999 are as follows:

NAME                                            AGE                                 POSITIONS
------------------------------------------      ---      ---------------------------------------------------------------
R. Theodore Ammon.........................          49   Class III Director; Chairman of the Board
Peter G. Diamandis........................          67   Class II Director
Robert M. Kimmitt.........................          51   Class I Director
Joan D. Manley............................          66   Class II Director
Newton N. Minow...........................          73   Class I Director
Edward T. Reilly..........................          52   Class III Director; President and Chief Executive Officer
Mark A. Angelson..........................          48   Executive Vice President--Office of the Chairman, General
                                                         Counsel and Secretary of the Board of Directors
Richard L. Ritchie........................          52   Executive Vice President and Chief Financial Officer

    The board of directors of Big Flower Press consists of Messrs. Ammon, Reilly and Angelson. The executive officers of Big Flower Press are the same as the executive officers of Big Flower Holdings, Inc.

    Certain information regarding each person listed above, including such person's principal occupation during the past five years and current directorships, is set forth below. Unless indicated otherwise, all directors and executive officers have had the indicated principal occupations for the past five years.

    R. THEODORE AMMON has been the Chairman of the Board of the Company since its inception and was Chief Executive Officer of Big Flower Press from that date until April 1997. Mr. Ammon is also the Chairman of XL Ventures, Inc., the Company's Internet and new media venture capital subsidiary ("XL Ventures"). Mr. Ammon is also a director of Big Flower Press and Digital Services. Mr. Ammon was a General Partner of Kohlberg Kravis Roberts & Co. (a New York and San Francisco-based investment firm) from 1990 to 1992, and an executive of such firm prior to 1990. Mr. Ammon is also the Chairman of the Board of 24/7 Media, Inc. and a member of the Board of Directors of Host Marriott Corporation, and serves on the boards of directors of numerous privately held corporations. Mr. Ammon is involved in a number of not-for-profit organizations and serves as a member of the Board of Directors of The Municipal Art Society of New York, The New York YMCA, and Jazz @ Lincoln Center. He is also a member of the Board of Trustees of Bucknell University.

    PETER G. DIAMANDIS has been a Director of the Company since September 1994. Mr. Diamandis is also a director of XL Ventures. Mr. Diamandis was Vice Chairman of Donnelley Marketing, Inc., a marketing company, from 1991 through 1996. Since 1996, he has been the Vice Chairman of DM LLC, the successor entity to Donnelley Marketing, Inc. He has also been the Chairman of TVSM, Inc., a magazine publishing company, since 1991. From 1988 to 1991, Mr. Diamandis served as President and Chief Executive Officer of Hachette Publications, which purchased Diamandis Communications Inc. in 1988. From 1987 to 1988, Mr. Diamandis served as Chairman, President and Chief Executive Officer of Diamandis Communications Inc., a publisher of special interest magazines. In 1982, Mr. Diamandis joined CBS Magazines ("CBS") as Vice President, Group Publisher, Women's Day, and served as President of CBS from September 1983 to 1987. Mr. Diamandis is a former Chairman of Magazine Publishers of America. Mr. Diamandis serves on the Board of Trustees of Bucknell University.

    ROBERT M. KIMMITT has been a Director of the Company since November 1996. Since May 1997, he has been a partner in the law firm of Wilmer, Cutler & Pickering. From 1993 to April 1997, Mr. Kimmitt was a managing director of Lehman Brothers and head of its Washington corporate finance office. Prior to joining Lehman Brothers, Mr. Kimmitt served from 1991 to 1993 as American Ambassador to Germany, and from 1989 to 1991 as Under Secretary of State for Political Affairs. He was a partner in the Washington office of Sidley & Austin from 1987 to 1989. Mr. Kimmitt served as a member of the National Security Council staff at the White House from 1978 to 1985 and General Counsel of the Department of the Treasury from 1985 to 1987. Mr. Kimmitt serves on the boards of Allianz Life Insurance Company of North America and United Defense Industries, Inc., as well as on the supervisory boards of Mannesmann AG of Duesseldorf, Germany, Siemens AG of Munich, Germany, and on the U.S. Group Council of BMW AG of Munich, Germany. He is also on the Board of the German Marshall Fund and several other non-profit organizations whose focus is international affairs.

    JOAN D. MANLEY has been a Director of the Company since September 1994. Ms. Manley retired from Time Incorporated in 1984, where she had held numerous positions since 1960. At the time of her retirement, Ms. Manley was Group Vice President and a director of Time Incorporated. Ms. Manley serves on the Board of Directors of Sara Lee Corporation and Founders Fund and is a Trustee of the Rocky Mountain Resource Center.

    NEWTON N. MINOW has been a Director of the Company since September 1996. Since 1991, Mr. Minow has been counsel to the law firm of Sidley & Austin, where he served as Partner from 1965 to 1991. He also served as Chairman of the Federal Communications Commission from 1961 to 1963. He is a director of Aon Corporation and Manpower, Inc. Mr. Minow is former Chairman of the Carnegie Corporation of New York, an Advisory Trustee and former Chairman of the Board of Trustees of The RAND Corporation and former Chairman of the Board of Governors of the Public Broadcasting Service. Mr. Minow is also a Life Trustee of the University of Notre Dame and a Life Trustee of Northwestern University.

    EDWARD T. REILLY has been Chief Executive Officer of the Company since April 1997, President of the Company since March 1996 and a Director of the Company since June 1996. He was also the Chief Operating Officer of Big Flower Press from March 1996 until April 1997. He is a director of Big Flower Press, TC Advertising, Digital Services and Webcraft. Prior to joining Big Flower, Mr. Reilly held a variety of executive positions with McGraw-Hill, Inc., a publishing and communications company, in their Broadcast and Publication groups from 1968 to 1996, and served as President of McGraw-Hill Broadcasting from 1987 to 1996. He is Vice Chairman and a member of the executive committee of the Ad Council and serves on the Board of Trustees of Lynchburg College in Virginia. Recently, Mr. Reilly was elected to the Board of Directors of The National Council of La Raza. In addition, Mr. Reilly has been active in television industry affairs, having served as the Chairman of the Television Bureau of Advertising and as a member of the Board of Directors of the National Association of Broadcasters. He is the former Chairman of the Association for Maximum Service Television (MSTV), a trade association of over 300 television stations which has been in the forefront of the effort to facilitate the industry's transition to high definition television.

    MARK A. ANGELSON has been Executive Vice President and General Counsel and Secretary of the Board of Directors of the Company since March 1996 and Executive Vice President-- Office of the Chairman since March, 1999. Mr. Angelson also serves as Deputy Chairman of XL Ventures. He is a director of Big Flower Press, TC Advertising, Digital Services and Webcraft. Prior to joining Big Flower, Mr. Angelson practiced law with Sidley & Austin from 1982 to 1996. Mr. Angelson was Co-Chair of Sidley's international operations, founder of the firm's English law practice and manager of the firm's offices in Singapore, New York and London. Mr. Angelson is admitted to practice law in the State of New York, and as a solicitor in England and Wales. He is also a Trustee of American School in London Foundation, Inc., a Fellow of Royal Society of Arts, a member of the Advisory Board of Jobs for the Future, Inc., a member of the Pilgrims of Great Britain and an officer and director of 78(th) and Park Corporation.

    RICHARD L. RITCHIE has been Executive Vice President and Chief Financial Officer of the Company since January 1997. Prior to joining Big Flower, Mr. Ritchie served as Senior Vice President and Chief Financial Officer of Harte-Hanks Communications, Inc. from 1986 to 1996.

    The directors of the Company are divided into three classes, designated as Class I, Class II and Class III. Each class consists, as nearly as possible, of one third of the total number of directors constituting the entire Board of Directors. After their initial term, the directors of each class serve for a term of three years and until their successors are elected and qualified and subject to prior death, resignation, retirement, disqualification or removal. Currently, the Class I directors are Messrs. Kimmitt and Minow; the Class II directors are Mr. Diamandis and Ms. Manley; and the Class III directors are Messrs. Ammon and Reilly. The current terms of the Class I, Class II and Class III directors expire at the annual meetings of the Company's stockholders in 1999, 2000 and 2001, respectively. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting shall be elected for a three-year term. If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, and any additional directors of any class elected to fill a vacancy resulting from an increase in such class shall hold office for a term that shall coincide with the remaining term of that class, but in no case will a decrease in the number of directors shorten the term of any incumbent director. The term of office of each executive officer is until the organizational meeting of the Board of Directors of the Company following the next annual meeting of the Company's stockholders and until such director's successor is elected and qualified or until such director's prior death, resignation, retirement, disqualification or removal.

COMPENSATION OF DIRECTORS

    Directors of Big Flower who are also executive officers of Big Flower or its subsidiaries do not receive any additional compensation for service as a member of the Board of Directors of Big Flower or any of its committees. For information relating to compensation of the Company's management directors, see "Employment Arrangements with Executive Officers" below.

    All other directors of Big Flower (each, a "non-employee director") are paid an annual fee of $25,000 for serving on the Board. In addition, effective as of June 24, 1997, (a) the Chairman of each of the Corporation's Standing Committees (consisting of the Audit, Compensation and Nominating Committees) who is a non-employee director is paid an annual retainer of $2,500 and (b) each member of such Standing Committees (including any Chairman who is a non-employee director) is paid a fee of $1,000 for each Standing Committee meeting attended by such member. In addition, each non-employee director is given the option of electing to receive all or a portion of their annual retainer and meeting fees in the form of (a) shares of Common Stock, (b) options to purchase shares of Common Stock, or (c) cash. Furthermore, each member of the Board of Directors of Big Flower who is not an employee of Big Flower, any of its subsidiaries or any of its affiliates (a "non-management director") receives (i) an option to purchase 13,400 shares of Common Stock (the "Initial Election Option") on the date that such director is first elected to the Board of Directors and (ii) an option to purchase 1,000 shares of Common Stock (the "Reelection Option") on each anniversary of the date that such director is elected to the Board of Directors. Each Initial Election Option has a term of ten years, and each Reelection Option has a term of five years. Each such option vests immediately upon the date of grant. Each such option has an exercise price equal to the closing price (the "Closing Price") of a share of Common Stock on the New York Stock Exchange on the date of grant, which exercise price may be paid in cash, by check or in previously-acquired unrestricted shares of Common Stock, valued at the Closing Price on the date of such exercise.

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

    Based solely on Big Flower's review of the copies of such forms it has received, or written representations from certain reporting persons that no Form 5's were required for these persons, Big Flower believes that all its directors, executive officers and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to 1998.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid in respect of the years ended December 31, 1998, 1997 and 1996 to R. Theodore Ammon, Chairman of Big Flower, Edward T. Reilly, President and Chief Executive Officer of Big Flower, and to each of the other most highly paid executive officers of the Company (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM
                                                                                               COMPENSATION
                                                                                                  AWARDS
                                                           ANNUAL COMPENSATION                 -------------
                                             ------------------------------------------------   SECURITIES
                                                                                OTHER ANNUAL    UNDERLYING       ALL OTHER
                                                                                COMPENSATION     OPTIONS/      COMPENSATION
NAME AND PRINCIPAL POSITION                    PERIOD     SALARY($)  BONUS($)        ($)        SARS(#)(1)        ($)(2)
-------------------------------------------  -----------  ---------  ---------  -------------  -------------  ---------------

R. Theodore Ammon..........................        1998     750,000    675,000             (3)          --           2,400
Chairman                                           1997     750,000    799,875             (3)          --           2,400
                                                   1996     750,000    339,844             (3)          --           2,178

Edward T. Reilly...........................        1998     550,000    495,000             (3)          --           2,400
President and Chief Executive Officer              1997     533,333    586,575             (3)     200,000           2,400
                                                   1996     375,000    287,000(4)            (3)     200,000         1,593

Mark A. Angelson...........................        1998     505,000    463,500             (3)      25,000           2,400
Executive Vice President--Office of the            1997     468,750    506,588             (3)      58,300           2,400
Chairman, General Counsel and Secretary of         1996     315,000    225,000      343,982(5)     150,000              --
the Board

Richard L. Ritchie(6)......................        1998     425,000    382,500             (3)      45,000           2,400
Executive Vice President and Chief                 1997     395,641    451,600(7)            (3)     100,000         2,400
Financial Officer                                  1996          --         --           --             --              --

------------------------

(1) All stock option grants were made pursuant to the Big Flower Holdings, Inc. Restated 1993 Stock Award and Incentive Plan (the "Plan") and are described below under "Options Granted in Fiscal 1998" and "Employment Arrangements with Executive Officers."

(2) Represents amounts contributed to 401(k) plan by the Company on behalf of the Named Executive Officer.

(3) Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported under the headings of "Salary" and "Bonus."

(4) Includes a one-time signing bonus of $37,000 to reimburse Mr. Reilly for certain costs incurred in connection with his leaving his previous position.

(5) Includes relocation costs of $335,862 (including tax gross up).

(6) The Named Executive Officer began his employment with Big Flower in 1997; therefore the Named Executive Officer did not receive any compensation from Big Flower prior to that time.

(7) Includes a lump sum payment of $25,000 for incidental moving expenses.

    The following table sets forth certain information with respect to options to purchase shares of Common Stock granted to the Named Executive Officers during 1998. The Company did not grant any stock appreciation rights to any of the Named Executive Officers and no stock options were exercised by any Named Executive Officer during 1998.

                         OPTIONS GRANTED IN FISCAL 1998

                                                            INDIVIDUAL GRANTS
                                           ---------------------------------------------------
                                            NUMBER OF    % OF TOTAL                              GRANT DATE VALUE
                                           SECURITIES     OPTIONS                               ------------------
                                           UNDERLYING    GRANTED TO   EXERCISE OR                   GRANT DATE
                                             OPTIONS    EMPLOYEES IN  BASE PRICE   EXPIRATION        PRESENT
NAME                                       GRANTED(#)   FISCAL 1998    ($/SHARE)      DATE         VALUE($)(1)
-----------------------------------------  -----------  ------------  -----------  -----------  ------------------

Mark A. Angelson(2)......................      25,000         7.76%    $  28.4375     3/11/08          449,600

Richard L. Ritchie(3)....................      45,000        13.98%    $  26.75       2/17/08          799,700

------------------------

(1) These values were calculated using a Black-Scholes option pricing model. The actual value, if any, that an executive may realize will depend on the excess, if any, of the stock price over the exercise price on the date the options are exercised, and no assurance exists that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The following assumptions were used in the calculations:

    (a) assumed option term of 10 years;

    (b) stock price volatility factor of 0.4427;

    (c) 5.77% annual discount rate;

    (d) no dividend payment; and

    (e) 3% discount to Black-Scholes ratio for each year an option remains unvested.

(2) These options were granted on March 11, 1998 and vested in full on the first anniversary of the date of grant. The exercise price was equal to the Closing Price on the date of the grant. The options are exercisable at any time between the date of vesting and the tenth anniversary of the date of grant.

(3) These options were granted on February 17, 1998 and vest in full on the second anniversary of the date of grant. The exercise price was equal to the Closing Price on the date of the grant. The options will be exercisable at any time between the date of vesting and the tenth anniversary of the date of grant.

OPTION VALUES AT END OF FISCAL 1998

    The following table sets forth certain information concerning the number and the value at the end of 1998 of unexercised in-the-money options to purchase Common Stock granted to the Named Executive Officers as of the end of 1998. No stock appreciation rights have been granted to any of the Named Executive Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                         NUMBER OF
                                                                                         SECURITIES           VALUE OF
                                                                                         UNDERLYING          UNEXERCISED
                                                                                        UNEXERCISED         IN-THE-MONEY
                                                                                         OPTIONS AT          OPTIONS AT
                                                                                     FISCAL 1998 END(#)  FISCAL 1998 END($)
                                                    SHARES                           ------------------  -------------------
                                                  ACQUIRED ON           VALUE           EXERCISABLE/        EXCERCISABLE/
NAME                                              EXERCISE(#)       REALIZED ($)       UNEXERCISABLE      UNEXERCISABLE(1)
---------------------------------------------  -----------------  -----------------  ------------------  -------------------

R. Theodore Ammon............................              0                  0          300,000/0           1,818,750/0

Edward T. Reilly.............................              0                  0       253,334/146,666     1,517,334/807,166

Mark A. Angelson.............................              0                  0       133,300/100,000      937,369/707,813

Richard L. Ritchie...........................              0                  0        25,000/120,000      101,563/304,688

------------------------

(1) Based on the Closing Price of $22.0625 of Big Flower's Common Stock on December 31, 1998, the last trading day of 1998, less the exercise price payable for such shares.

                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

    The following table sets forth annual amounts payable to the Named Executive Officers' upon their retirement under TC Advertising's supplemental executive retirement plan (the "SERP").

                               PENSION PLAN TABLE

                                                       YEARS OF SERVICE
                               ----------------------------------------------------------------
REMUNERATION                       5         10         15         20         25         30
-----------------------------  ---------  ---------  ---------  ---------  ---------  ---------

$150,000.....................  $   7,500  $  15,000  $  22,000  $  30,000  $  37,500  $  45,000

175,000......................      8,750     17,500     26,250     35,000     43,750     52,500

200,000......................     10,000     20,000     30,000     40,000     50,000     60,000

225,000......................     11,250     22,500     33,750     45,000     56,250     67,500

250,000......................     12,500     25,000     37,500     50,000     62,500     75,000

275,000......................     13,750     27,500     41,250     55,000     68,750     82,500

300,000......................     15,000     30,000     45,000     60,000     75,000     90,000

500,000......................     25,000     50,000     75,000    100,000    125,000    150,000

600,000......................     30,000     60,000     90,000    120,000    150,000    180,000

700,000......................     35,000     70,000    105,000    140,000    175,000    210,000

800,000......................     40,000     80,000    120,000    160,000    700,000    240,000

900,000......................     45,000     90,000    135,000    180,000    225,000    270,000

    The compensation covered by the SERP includes the executive's entire annual base salary. Messrs. Ammon, Reilly, Angelson and Ritchie, currently have 5, 3, 3 and 2 years of service, respectively. See "Employment Arrangements with Executive Officers" below. Benefits under the SERP are computed by multiplying the participant's average salary for the last five years prior to retirement by a percentage equal to one percent for each year of service up to a maximum of 30 years. Benefits under the SERP are not subject to a deduction for Social Security or other offset amounts.

EMPLOYMENT ARRANGEMENTS WITH EXECUTIVE OFFICERS

    AMMON EMPLOYMENT AGREEMENT. The Company has entered into an employment agreement with Mr. Ammon, effective November 20, 1995 (as amended to date, the "Ammon Agreement"), pursuant to which Mr. Ammon currently serves as Chairman of the Board. The initial term of the Ammon Agreement is three years, subject to automatic one-year extensions, the first of which commenced on the second anniversary of the Ammon Agreement, unless either the Company or Mr. Ammon provides specified notice to the contrary. Mr. Ammon is required to devote to the Company the time necessary for the effective conduct of his duties under the Ammon Agreement and is permitted to engage in outside business interests that do not conflict with such duties or otherwise compete with the Company. Under the Ammon Agreement, Mr. Ammon currently receives a base salary of $750,000 per year; an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the Company's Executive Incentive Plan (the "EIP") are met); an annual payment of $108,000 with respect to life insurance premiums; and certain fringe benefits, including participation in the SERP. Mr. Ammon was granted an option to purchase 300,000 shares of Common Stock (a) with a ten-year term, (b) at an exercise price equal to $16.00 per share and (c) vesting ratably over a three-year period.

    If Mr. Ammon's employment with the Company is terminated other than for "cause" (as defined in the Ammon Agreement), Mr. Ammon will be entitled to receive a supplemental retirement benefit, subject to certain vesting and benefit accrual requirements and subject to being offset by amounts payable under the SERP, of up to 50% of his final average compensation (including salary and EIP bonus), which benefit would commence at age 60. Mr. Ammon will have the right to terminate the Ammon Agreement in the event of the material breach thereof by the Company or for other "good reason" (as defined in the Ammon Agreement). In such event, or if the Company terminates Mr. Ammon's employment without cause, (i) Mr. Ammon will be entitled generally to receive the salary and bonus otherwise payable to him over the greater of (x) the remaining term of the Ammon Agreement and (y) a period of six months; (ii) all outstanding equity incentive awards (including stock options) would immediately vest; (iii) Mr. Ammon would receive additional service credit for purposes of the supplemental retirement benefit; and (iv) the life insurance and certain fringe benefits would continue during the severance period. Upon the termination of his employment following a "change in control" of the Company (as defined in the Ammon Agreement), Mr. Ammon would (i) be entitled to receive a lump sum amount equal to three times his base salary and bonus, (ii) become vested in all outstanding equity incentive awards, (iii) have the right to receive a cash payment equal to the spread on all outstanding stock options, (iv) receive a lump sum payment with respect to foregone fringe benefits, (v) receive additional service credit for purposes of the supplemental retirement benefit and (vi) be entitled to a payment sufficient to offset the effects of any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"). During the term of the Ammon Agreement (and, in the event Mr. Ammon terminates his employment other than for good reason or the Company terminates Mr. Ammon's employment for cause, for a period of one year beyond the expiration of the employment term), Mr. Ammon will be subject to certain non-competition and non-solicitation requirements.

    REILLY EMPLOYMENT AGREEMENT. The Company has entered into an employment agreement with Mr. Reilly, effective March 29, 1996 (the "Reilly Agreement"), pursuant to which Mr. Reilly currently serves as President and Chief Executive Officer of the Company. The initial term of the Reilly Agreement is three years, subject to automatic one-year extensions commencing on the second anniversary of the Reilly Agreement, unless either the Company or Mr. Reilly provides specified notice to the contrary. Mr. Reilly is required to devote to the Company all of his working time, attention and efforts. Under the Reilly Agreement, Mr. Reilly currently receives a base salary of $550,000 per year; an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the EIP are met); and certain fringe benefits, including participation in the SERP. In connection with his entering into the Reilly Agreement, Mr. Reilly was granted an option to purchase 200,000 shares of Common Stock (a) with a ten-year term,
(b) at an exercise price of $12.75 per share (the Closing Price on the date of grant), and (c) vesting in installments of 20% each on December 31, 1996, 1997, 1998, and 1999 and the remaining 20% on the fourth anniversary of the Reilly Agreement. On April 29, 1997, Mr. Reilly was granted an option to purchase 100,000 shares of Common Stock (a) with a ten-year term and (b) at an exercise price of $18.375 (the Closing Price on the date of grant). These options vested in full on the first anniversary of the date of grant. In addition, on April 29, 1997, Mr. Reilly was granted an option to purchase 100,000 shares of Common Stock (a) with a ten-year term and (b) at an exercise price of $21.13 (which was equal to 115% of the Closing Price on the date of grant). One-third of these options vested on April 29, 1998, with the remainder vesting on the second and third anniversaries of the date of grant. All of the foregoing options will immediately vest upon the occurrence of a "change of control" of the Company (as defined in the Reilly Agreement).

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

    ANGELSON EMPLOYMENT AGREEMENT. The Company has entered into an employment agreement with Mr. Angelson, effective March 21, 1996 (as amended to date, the "Angelson Agreement"), pursuant to which Mr. Angelson currently serves as Executive Vice President-- Office of the Chairman, General Counsel and Secretary of the Board of Directors of the

Company and as Deputy Chairman of XL Ventures. The initial term of the Angelson Agreement is three years, subject to automatic one-year extensions, the first of which commenced on the second anniversary of the Angelson Agreement, unless either the Company or Mr. Angelson provides specified notice to the contrary. Mr. Angelson is required to devote to the Company and its affiliates all of his working time, attention and efforts. Under the Angelson Agreement, Mr. Angelson currently receives a base salary of $515,000 per year; an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the EIP are met); annual premium payments during the term of employment with respect to a $2 million split-dollar life insurance policy owned by Mr. Angelson; and certain fringe benefits, including participation in the SERP. In connection with his entering into the Angelson Agreement, Mr. Angelson was granted an option to purchase 150,000 shares of Common Stock (a) with a ten-year term, (b) at an exercise price of $12.625 per share (the Closing Price on the date of grant), and (c) vesting in installments of 10% on December 31, 1996, 15% on the first anniversary of the Angelson Agreement and 25% on each of the next three anniversaries of the Angelson Agreement. On March 25, 1997, Mr. Angelson was granted an option to purchase 58,300 shares of Common Stock (a) with a ten-year term and (b) at an exercise price of $18.125 (the Closing Price on the date of grant). These options vested in full on the first anniversary of the date of grant. For information regarding options granted to Mr. Angelson in 1998, see "Options Granted in Fiscal 1998" above. All of the foregoing options will immediately vest upon the occurrence of a "change of control" of the Company (as defined in the Angelson Agreement).

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

    RITCHIE EMPLOYMENT ARRANGEMENTS. The Company entered into a letter agreement with Mr. Ritchie on December 13, 1996 (the "Ritchie Agreement"), pursuant to which Mr. Ritchie serves as Executive Vice President and Chief Financial Officer of the Company. Mr. Ritchie is required to devote to the Company all of his working time, attention and efforts. In the event that Mr. Ritchie's employment should be terminated by the Company other than for "cause" (as defined in the Executive Severance Agreement discussed below) prior to a "change in control" of the Company (as defined in the Executive Severance Agreement discussed below), Mr. Ritchie will be entitled to a payment equal to one year's base salary. Under the Ritchie

Agreement, Mr. Ritchie currently receives a base salary of $450,000 per year; an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the EIP are met); and certain fringe benefits, including participation in the SERP. In connection with his entering into the Ritchie Agreement, Mr. Ritchie was granted an option to purchase 100,000 shares of Common Stock (a) with a ten-year term, (b) at an exercise price of $18.00 per share (the Closing Price on the date of grant), and (c) vesting in installments of 25% on January 6 of each of 1998, 1999, 2000 and 2001, provided that all such options will immediately vest upon the occurrence of a "change in control" of the Company. For information regarding options granted to Mr. Ritchie in 1998, see "Options Granted in Fiscal 1998" above.

    In addition, the Company has entered into a severance agreement with Mr. Ritchie, effective January 6, 1997 (the "Executive Severance Agreement"), which provides that if Mr. Ritchie's employment is terminated by the Company without "cause" or by Mr. Ritchie for "good reason" (as defined in the Executive Severance Agreement) following a "change in control" of the Company, Mr. Ritchie will receive a lump sum amount equal to two times the sum of (x) the greater of his annual base salary in effect immediately prior to the termination of employment and his annual base salary in effect immediately prior to the "change in control" and (y) the greater of the target bonus for Mr. Ritchie under the EIP in the year immediately preceding that in which the termination occurs and the average such bonus for the three years immediately preceding the "change in control." In addition, (i) all outstanding stock incentive awards (including stock options) will immediately vest and remain exercisable until at least 90 days following the "change in control," and (ii) Mr. Ritchie would be entitled to two years of continued medical and other insurance benefits. The total amount of benefits payable to Mr. Ritchie would be limited to the extent necessary to preserve the Company's deduction pursuant to Section 280G of the Code.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the beneficial ownership as of February 26, 1999 by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock (constituting the only class of voting stock of the Company), each director of the Company, each Named Executive Officer, and all directors and executive officers as a group.

                                                                                 SHARES BENEFICIALLY OWNED
                                                                      -----------------------------------------------
                                                                         AMOUNT AND NATURE
NAME AND ADDRESS OF BENEFICIAL OWNER                                      OF OWNERSHIP (A)       PERCENTAGE OF CLASS
--------------------------------------------------------------------  ------------------------  ---------------------

R. Theodore Ammon (b)...............................................           2,517,144                   12.6%
  c/o Big Flower Holdings, Inc.
  3 East 54th Street
  New York, New York 10022

EnTrust Capital Inc.................................................           4,049,354                   20.5%
  650 Madison Avenue
  New York, New York 10022

                                             (TABLE CONTINUED ON FOLLOWING PAGE)

                                          (TABLE CONTINUED FROM PRECEEDING PAGE)

                                                                                 SHARES BENEFICIALLY OWNED
                                                                      -----------------------------------------------
                                                                         AMOUNT AND NATURE
NAME AND ADDRESS OF BENEFICIAL OWNER                                      OF OWNERSHIP (A)       PERCENTAGE OF CLASS
--------------------------------------------------------------------  ------------------------  ---------------------
The Prudential Insurance Company of America.........................           1,287,700                    6.5%
  751 Broad Street
  Newark, New Jersey 07102-3777

Peter G. Diamandis (c)..............................................              24,816                      *
  700 Canal Street
  Stamford, Connecticut 06902

Robert M. Kimmitt (d)...............................................              23,651                      *
  Wilmer, Cutler & Pickering
  2445 M Street, N.W.
  Washington, D.C. 20037-1420

Joan D. Manley (e)..................................................              17,004                      *
  P.O. Box 1353
  Dillon, Colorado 80435

Newton N. Minow (f).................................................              33,651                      *
  c/o Sidley & Austin
  One First National Plaza
  Suite 4800
  Chicago, Illinois 60603

Edward T. Reilly (g)................................................             294,467                    1.5%
  c/o Big Flower Holdings, Inc.
  3 East 54th Street
  New York, New York 10022

Mark A. Angelson (h)................................................             201,000                    1.0%
  c/o Big Flower Holdings, Inc.
  3 East 54th Street
  New York, New York 10022

Richard L. Ritchie (i)..............................................              50,000                      *
  c/o Big Flower Holdings, Inc.
  3 East 54th Street
  New York, New York 10022

  All directors and current executive officers as a group
  (8 persons) (j)...................................................           3,163,298                   15.3%

------------------------

*   Less than one percent

(a) This column includes shares which directors and executive officers have the right to acquire within 60 days. Except as otherwise indicated, each person and entity has sole voting and dispositive power with respect to the shares set forth in the table.

(b) Includes (x) 6,000 shares held by Mr. Ammon as general partner of a partnership in which certain family members are the limited partners and have 99% of the economic interests, (y) options to

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

                                      (FOOTNOTES CONTINUED FROM PRECEEDING PAGE)

    purchase 300,000 shares of Common Stock which are presently exercisable and
    (z) 200 shares owned by Mr. Ammon's minor children, as to which Mr. Ammon disclaims beneficial ownership.

(c) Represents options to purchase 24,816 shares of Common Stock which are presently exercisable.

(d) Represents options to purchase 23,651 shares of Common Stock which are presently exercisable.

(e) Includes option to purchase 14,400 shares of Common Stock which are presently exercisable.

(f) Includes options to purchase 23,651 shares of Common Stock which are presently exercisable.

(g) Includes options to purchase 253,334 shares of Common Stock which are presently exercisable and options to purchase 33,333 shares of Common Stock which will become exercisable within 60 days.

(h) Includes options to purchase 133,300 shares of Common Stock which are presently exercisable and options to purchase 62,500 shares of Common Stock which will become exercisable within 60 days.

(i) Represents options to purchase 50,000 shares of Common Stock which are presently exercisable.

(j) Includes options to purchase 918,985 shares of Common Stock which are presently exercisable or which will become exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements. Reference is made to the financial statements listed in Section 1 of the Index to Consolidated Financial Statements and Schedules on page F-1.

    (a)(2) Financial Statement Schedules. Reference is made to the financial statements listed in Section 2 of the Index to Consolidated Financial Statements and Schedules on page F-1. All other schedules have been omitted as not required, not applicable or because the information required to be presented is included in the financial statements and related notes.

    (a)(3) Exhibits. The following exhibits are filed as a part of this report or incorporated by reference and will be furnished to any security holder upon request for such exhibit and payment of any reasonable expenses incurred by the Company. Send any such request to the Company at 3 East 54th Street, New York, New York 10022; Attention: Secretary.

 EXHIBIT
   NO.                                                    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------

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

      2.3  Stock Purchase Agreement, dated as of January 14, 1994, by and among Lee A. Thompson, John G. Brown and
           BFP Holdings Corp.(3)

      2.4  Stock Purchase Agreement, dated as of January 14, 1994, by and among Gary W. Pestello, Thomas G. Hansen and BFP Holdings Corp.(3)

      2.5  Asset Purchase Agreement, dated as of January 14, 1994, by and BFP Holdings Corp. and D. Enterprises,
           Inc.(3)

      2.6  Assignment and Assumption Agreement, dated April 5, 1994, by and between BFP Holdings Corp. and Treasure
           Chest Advertising Company, Inc.(5)

      2.7  Purchase and Sale Agreement, dated as of March 16, 1994, by and among BFP Holdings Corp., KTB Associates,
           Inc., Tomsons Properties, TKB Properties, Thomas Clemente, Brian Clemente and Joseph Clemente.(4)

      2.8  Stock Purchase Agreement, dated as of November 27, 1995, between Big Flower Press, Inc. and Brian
           Mason.(8)

      2.9  Agreement and Plan of Merger, dated February 1, 1996, among Big Flower Press Holdings, Inc., WTI
           Acquisition Corp., and Webcraft Technologies, Inc.(8)

     2.10  Agreement and Plan of Merger, dated as of July 31, 1996, by and among Big Flower Press Holdings, Inc.,
           Scanforms, Inc. and Scanforms Acquisition Corp. (11)

     2.11  Purchase Agreement, dated as of October 1, 1996, by and between Treasure Chest Advertising Company, Inc., the stockholders of PrintCo., Inc. named therein, Park Properties and the partners in Park Properties named therein. (12)

     2.12  Stock Purchase Agreement, dated as of October 1, 1996, among Laser Tech Color, Inc. and the stockholders of Pacific Color Connection, Inc. named therein. (12)

 EXHIBIT
   NO.                                                    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
     2.13  Agreement and Plan of Reorganization, dated as of October 17, 1997, among Big Flower Press Holdings,
           Inc., Big Flower Holdings, Inc. and Big Flower Merger Co. (13)

     2.14  Agreement, dated September 18, 1997, between Big Flower Limited and Peter Rivett, Andrew Ruddle and 3i
           Group PLC. (14)

     2.15  Asset Purchase Agreement, dated as of September 19, 1997, between Gruner + Jahr Printing & Publishing Co.
           and Treasure Chest Advertising Company, Inc. (15)

     2.16  Stock Purchase Agreement, dated as of September 19, 1997, among Big Flower Press Holdings, Inc.,
           Columbine JDS Systems, Inc., Columbine BIAS, Ltd., each of the shareholders who is a signatory thereto and each of the optionees who is a signatory thereto. (16)

     2.17  First Amendment to Stock Purchase Agreement, dated as of October 29, 1997, by and among Big Flower Press
           Holdings, Inc., Big Flower Holdings, Inc., Columbine JDS Systems, Inc. and its stockholders and option holders. (16)

     2.18  Agreement, dated March 13, 1998, among Big Flower Digital Services Limited, the holders of capital stock of Troypeak Limited and Pismo Limited, Troypeak Limited and Pismo Limited. (23)

     2.19  Agreement, dated December 16, 1998, among Big Flower Limited, Colorgraphic Direct Response Limited and
           the holders of capital stock of Colorgraphic Direct Response Limited. (24)

      3.1  Restated Certificate of Incorporation of Big Flower Holdings, Inc., effective October 20, 1997. (17)

      3.2  Amended and Restated By-Laws of Big Flower Holdings, Inc., effective October 20, 1997. (17)

      3.3  Certificate of Designation, Preferences and Rights of Series A Junior Preferred Stock of Big Flower
           Holdings, Inc. (17)

      4.1  Rights Agreement, dated as of November 28, 1995, between Big Flower Holdings, Inc. and The Bank of New
           York, as Rights Agent. (17)

      4.2  Indenture, dated as of June 20, 1997, between Big Flower Press Holdings, Inc. and State Street Bank and
           Trust Company (as successor in interest to Fleet National Bank), as Trustee, relating to the 8 7/8%
           Senior Subordinated Notes due 2007. (18)

      4.3  Registration Rights Agreement, dated as of June 20, 1997, between Big Flower Press Holdings, Inc. and BT
           Securities Corporation, Credit Suisse First Boston and Goldman, Sachs & Co. (18)

      4.4  Amended and Restated Trust Agreement, dated as of October 14, 1997, among (i) Big Flower Holdings, Inc.,
           (ii) The Bank of New York as property trustee, (iii) The Bank of New York (Delaware), as Delaware trustee and (iv) Mark A. Angelson and Richard L. Ritchie, as Administrative Trustees, relating to the Preferred
           Securities of Big Flower Trust I. (13)

      4.5  Guarantee Agreement, dated as of October 20, 1997, between Big Flower Holdings, Inc., and The Bank of New
           York, as Guarantee Trustee, relating to the Preferred Securities of Big Flower Trust I. (13)

      4.6  Indenture dated as of October 20, 1997, between Big Flower Holdings, Inc. and The Bank of New York, as
           Trustee, relating to the 6% Convertible Subordinated Debentures due October 15, 2027, of Big Flower
           Holdings, Inc., issued to Big Flower Trust I. (13)

      4.7  Registration Rights Agreement, dated as of October 20, 1997, among Big Flower Trust I, Big Flower
           Holdings, Inc. and Goldman, Sachs & Co., on behalf of the purchasers listed therein. (13)

 EXHIBIT
   NO.                                                    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
      4.8  Indenture, dated as of December 9, 1998, between Big Flower Press Holdings, Inc. and State Street Bank
           and Trust Company, as Trustee, relating to the 8 5/8% Senior Subordinated Notes due 2008. *

      4.9  Registration Rights Agreement, dated as of December 9, 1998, among Big Flower Press Holdings, Inc., BT
           Alex. Brown Incorporated, Chase Securities Inc. and Goldman, Sachs & Co. *

     10.1  Amended and Restated Credit Agreement, dated as of June 22, 1998, among Big Flower Holdings, Inc., Big
           Flower Press Holdings, Inc., certain subsidiaries of Big Flower named therein, the Banks from time to time party thereto, Bank of America NT & SA and The Industrial Bank of Japan, Limited, as Co Agents,
           Credit Suisse First Boston, as Documentation Agent, and Bankers Trust Company, as Administrative Agent
           (the "Credit Agreement"). (21)

     10.2  First Amendment and Consent to the Credit Agreement, dated as of November 10, 1998.*

     10.3  Second Amendment and Consent to the Credit Agreement, dated as of November 24, 1998.*

     10.4  Certificate Purchase Agreement (Series 1996-1), dated as of March 19, 1996, by BFP Receivables
           Corporation, Big Flower Press Holdings, Inc., the Purchasers described therein, Credit Suisse, as
           Co-Agent, and Bankers Trust Company, as Agent. (9)

     10.5  Receivables Purchase Agreement, dated as of March 19, 1996, as amended as of April 25, 1996, June 10,
           1996 and September 24, 1996 (the "Receivables Purchase Agreement"), among Big Flower Press Holdings,
           Inc., as initial Servicer, certain subsidiaries of Big Flower Press Holdings, Inc., as Sellers, and BFP
           Receivables Corporation, as Buyer. (19)

     10.6  Amendment to the Receivables Purchase Agreement, dated January 31, 1997. (19)

     10.7  Big Flower Receivables Master Trust Pooling and Servicing Agreement, dated as of March 19, 1996, as amended as of April 25, 1996, June 10, 1996 and September 24, 1996, among BFP Receivables Corporation, as
           Transferor, Big Flower Press Holdings, Inc., as Servicer, and Manufacturers and Traders Trust Company, as
           Trustee (the "Pooling and Servicing Agreement"). (19)

     10.8  Series 1996-2 Supplement to the Pooling and Servicing Agreement, dated as of October 4, 1996, among BFP
           Receivables Corporation, as Transferor, Big Flower Press Holdings, Inc., as Servicer, and Manufacturers
           and Traders Trust Company, as Trustee. (19)

     10.9  Series 1996-3 Supplement to the Pooling and Servicing Agreement, dated as of October 4, 1996, among BFP
           Receivables Corporation, as Transferor, Big Flower Press Holdings, Inc., as Servicer, and Manufacturers
           and Traders Trust Company, as Trustee. (19)

    10.10  Purchase Agreement (Series 1996-2), dated September 25, 1996, among Big Flower Press Holdings, Inc., BFP
           Receivables Corporation, BT Securities Corporation, Bankers Trust International PLC, and CS First Boston
           Corporation. (19)

    10.11  Certificate Purchase Agreement (Series 1996-3), dated as of October 4, 1996, among BFP Receivables
           Corporation, Big Flower Press Holdings, Inc., the purchasers described therein, and Caisse Nationale de
           Credit Agricole, as Agent. (19)

    10.12  Non-Competition Agreement, dated November 27, 1995, between Big Flower Press Holdings, Inc. and Brian
           Mason. (8)

    10.13  Non-Competition Agreement, dated as of April 27, 1994, by and among Lee A. Thompson, BFP Holdings Corp.,
           Treasure Chest Advertising Company, Inc. and Retail Graphics Holding Company. (5)

 EXHIBIT
   NO.                                                    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
    10.14  Non-Competition Agreement, dated as of April 27, 1994, by and among John G. Brown, BFP Holdings Corp.,
           Treasure Chest Advertising Company, Inc. and Retail Graphics Holding Company. (5)

    10.15  Non-Competition Agreement, dated as of April 27, 1994, by and among Thomas G. Hansen, BFP Holdings Corp.,
           Treasure Chest Advertising Company, Inc. and Retail Graphics Holding Company. (5)

    10.16  Non-Competition Agreement, dated as of April 27, 1994, by and among Gary W. Pestello, BFP Holdings Corp.,
           Treasure Chest Advertising Company, Inc. and Retail Graphics Holding Company. (5)

    10.17  Non-Competition Agreement, dated April 27, 1994, by and between Brian T. Clemente and Treasure Chest
           Advertising Company, Inc. (19)

    10.18  Non-Competition Agreement, dated August 5, 1993, by and among Big Flower Press, Inc., Robert E. Milhous and Paul B. Milhous, together with assignment to Treasure Chest Advertising Company, Inc. (10)

    10.19  Employment Agreement (the "Angelson Agreement"), effective March 21, 1996, by and between Mark A.
           Angelson, Big Flower Press Holdings, Inc. and Treasure Chest Advertising Company, Inc. (9)

    10.20  Employment Agreement, effective March 29, 1996, by and among Edward T. Reilly, Big Flower Press Holdings,
           Inc. and Treasure Chest Advertising Company, Inc. (9)

    10.21  Employment Agreement, dated January 1, 1998, by and between Laser Tech Color, Inc. and Damien Gough.*

    10.22  Employment Agreement, dated November 20, 1995, by and between Big Flower Press Holdings, Inc., Treasure
           Chest Advertising Company, Inc. and R. Theodore Ammon. (8)

    10.23  Executive Change in Control Severance Agreement, dated January 6, 1997, by and between Big Flower Press
           Holdings, Inc. and Richard L. Ritchie. (19)

    10.24  Letter Agreement, dated December 12, 1996, by and between Big Flower Press Holdings, Inc. and Richard L.
           Ritchie. (19)

    10.25  Employment Agreement, dated April 27, 1994, between Treasure Chest Advertising Company, Inc. and Thomas
           R. Clemente. (5)

    10.26  Employment Agreement, dated April 27, 1994, between Treasure Chest Advertising Company, Inc. and Joseph
           T. Clemente. (5)

    10.27  Employment Agreement, dated April 27, 1994, between Treasure Chest Advertising Company, Inc. and Kevin
           Clemente. (5)

    10.28  Big Flower Holdings, Inc. Restated 1993 Stock Award and Incentive Plan. (20)

    10.29  Form of Treasure Chest Advertising Company, Inc.'s Supplemental Executive Retirement Plan, effective
           January 1, 1994. (5)

    10.30  Registration Rights Agreement, dated as of August 12, 1993, by and among BFP Holdings Corp., each of the purchasers listed on Schedule 1 thereto, Theodore Ammon, Berenson Minella & Company, and each other purchaser who executed the agreement ("Registration Rights Agreement"). (5)

    10.31  Amendment to Registration Rights Agreement, dated as of April 27, 1994, by and among BFP Holdings Corp., each of the purchasers listed on Schedule 1 thereto, Theodore Ammon, Berenson Minella & Company, and each other purchaser who executed the agreement. (5)

 EXHIBIT
   NO.                                                    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
    10.32  Boca Raton Letter Agreement, dated May 10, 1993, by and among Robert E. Milhous, Paul B. Milhous, Big
           Flower Press, Inc. and Treasure Chest Advertising Company, Inc.(1)

    10.33  Ink Supply Requirements Agreement, dated as of July 31, 1993, between Treasure Chest Advertising Company,
           Inc. and Marpax, Inc. (the "Ink Supply Agreement"). (6)

    10.34  Amendment to Ink Supply Agreement, dated as of July 1, 1997. (22) +

    10.35  Master Lease Agreement, dated December 21, 1993, between KTB Associates, Inc. and Chase Equipment
           Leasing, Inc. (5)

    10.36  Master Lease Agreement No. Atel/Trea3, dated as of August 31, 1993, between ATEL Financial Corporation and Treasure Chest Advertising Company, Inc. (5)

    10.37  Master Lease, dated as of July 7, 1993, between General Electric Capital Corporation and Treasure Chest
           Advertising Company, Inc. (5)

    10.38  Master Lease, dated as of December 28, 1992, between ITT Capital Finance division of ITT Commercial
           Finance Corp. and Treasure Chest Advertising Company, Inc. (7)

    10.39  Master Equipment Lease Agreement, dated as of July 28, 1992, between AT&T Commercial Finance Corporation and Treasure Chest Advertising Company, Inc.(5)

    10.40  Master Lease Agreement, dated June 22, 1990, between KTB Associates, Inc. and Chase Lincoln Lease/Way,
           Inc.(5)

    10.41  Master Lease Agreement, dated May 16, 1991, between KTB Associates, Inc. and Chase Lincoln Lease/Way,
           Inc. 10.43 (5)

    10.42  Master Lease, dated as of June 21, 1991 (and as amended through 08/31/93), between The CIT
           Group/Equipment Financing, Inc. and Treasure Chest Advertising Company, Inc.(5)

    10.43  Third Amendment and Consent to the Credit Agreement, dated as of February 23, 1999.*

    10.44  Amendment to the Angelson Agreement, effective March 29, 1999, by and between Mark A. Angelson, Big
           Flower Press Holdings, Inc. and Treasure Chest Advertising Company, Inc.*

     21.1  Subsidiaries of Big Flower Holdings, Inc.*

     23.1  Consent of Deloitte & Touche LLP (included in their opinions appearing on pages F-2 and F-28 hereof).

   27.1-4  Financial Data Schedules submitted to the Securities and Exchange Commission in electronic format.*

     99.1  Form 11-K for the Treasure Chest Advertising Company, Inc. 401 (k) Savings Plus Plan (to be filed on or before June 29, 1999).

     99.2  Form 11-K for the Webcraft Employee Savings Trust (to be filed on or before June 29, 1999).

     99.3  Form 11-K for the Webcraft, Inc. Employees Accumulated Savings Trust (to be filed on or before June 29,
           1999).

------------------------
*   Filed herewith

+   Confidential treatment has been granted for portions of this exhibit.

(1) Incorporated by reference to TCA Holdings Corp. Form S-1, filed on May 26, 1993 (File # 33-63392).

(2) Incorporated by reference to Big Flower Press, Inc. Amendment No. 3 to the Form S-1, filed on August 4, 1993 (File # 33-63392).

(3) Incorporated by reference to Big Flower Press, Inc. Form 8-K, dated as of January 24, 1994 (File # 33-63392).

(4) Incorporated by reference to Big Flower Press, Inc. Form 8-K, dated as of April 27, 1994 (File # 33-63392).

(5) Incorporated by reference to BFP Holdings Corp. Form S-1, filed on May 26, 1994 (File # 33-79406).

(6) Incorporated by reference to Big Flower Press, Inc. Amendment No. 2 to the Form S-1, filed on July 19, 1993 (File #33-63392).

(7) Incorporated by reference to Big Flower Press Holdings, Inc. Form S-1, filed on September 19, 1995 (File # 33-97082).

(8) Incorporated by reference to Big Flower Press Holdings, Inc. Form 10-Q for the quarterly period ended December 31, 1995 (File # 1-14084).

(9) Incorporated by reference to Big Flower Press Holdings, Inc. Form 10-Q filed on May 15, 1996 (Accession # 0000912057-96-009947).

(10) Incorporated by reference to Big Flower Press Holdings, Inc. Form 10-K for the transition period from July 1, 1995 to December 31, 1995 (File # 1-14084).

(11) Incorporated by reference to Annex I to the Proxy Statement/Prospectus dated September 6, 1996, forming part of the Registration Statement on Form S-4 (Registration No. 333-11225) of Big Flower Press Holdings, Inc.

(12) Incorporated by reference to Big Flower Press Holdings, Inc. Form 8-K, dated October 1, 1996 (File # 1-14084).

(13) Incorporated by reference to Big Flower Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 1997 (File # 0-29474).

(14) Incorporated by reference to Big Flower Press Holdings, Inc. Current Report on Form 8-K, dated September 18, 1997 (File # 1-14084).

(15) Incorporated by reference to Big Flower Press Holdings, Inc. Current Report on Form 8-K, dated October 15, 1997 (File # 1-14084).

(16) Incorporated by reference to Big Flower Holdings, Inc. Current Report on Form 8- K, dated October 31, 1997 (File # 0-29474).

(17) Incorporated by reference to Big Flower Holdings, Inc. Registration Statement on Form S-8 and Post-Effective Amendment No. 1 to Registration Statement No. 333- 2152, filed on November 4, 1997 (File # 1-14084).

(18) Incorporated by reference to Big Flower Press Holdings, Inc. Registration Statement on Form S-4 (Registration No. 333-32141).

(19) Incorporated by reference to Big Flower Press Holdings, Inc. Form 10-K for the fiscal year ended December 31, 1996 (File # 1-14084).

(20) Incorporated by reference to Big Flower Press Holdings, Inc. Notice of Annual Meeting of Stockholders and Proxy Statement, dated May 13, 1997 (File # 1- 14084).

(21) Incorporated by reference to Big Flower Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File # 0-29474).

(22) Incorporated by reference to Big Flower Holdings, Inc. Form 10-K for the fiscal year ended December 31, 1997 (File # 0-29474).

(23) Incorporated by reference to Big Flower Holdings, Inc. Current Report on Form 8-K, dated March 13, 1998 (File # 0-29474).

(24) Incorporated by reference to Big Flower Holdings, Inc. Current Report on Form 8-K, dated January 4, 1999 (File # 0-29474).

    (B) REPORTS ON FORM 8-K.

    During the period from October 1, 1998 to December 31, 1998, Big Flower Press filed the following reports on Form 8-K:

        (i) Current Report on Form 8-K, dated December 2, 1998, concerning Big Flower Press's intention to issue senior subordinated notes due 2008; and

        (ii) Current Report on Form 8-K, dated December 4, 1998, concerning Big Flower Press's issuance of $250 million aggregate principal amount of senior subordinated notes due 2008.

    (c) The exhibits required by Item 601 of Regulation S-K to be filed as part of this report or incorporated herein by reference are listed in Item 14(a)(3) above.

    (d) See Item 14(a)(2) of this report.

                           BIG FLOWER HOLDINGS, INC.
                        BIG FLOWER PRESS HOLDINGS, INC.

                             INDEX TO CONSOLIDATED
                       FINANCIAL STATEMENTS AND SCHEDULES

1.  FINANCIAL STATEMENTS:

F-2                   Independent Auditors' Report and Consent re: Big Flower Holdings, Inc.

F-3                   Consolidated Balance Sheets of Big Flower Holdings, Inc. and Subsidiaries at
                      December 31, 1998 and 1997.

F-4                   Consolidated Statements of Operations of Big Flower Holdings, Inc. and
                      Subsidiaries for the Years Ended December 31, 1998, 1997 and 1996.

F-5                   Consolidated Statements of Stockholders' Equity of Big Flower Holdings, Inc. and
                      Subsidiaries for the Years Ended December 31, 1998, 1997 and 1996.

F-6                   Consolidated Statements of Cash Flows of Big Flower Holdings, Inc. and
                      Subsidiaries for the Years Ended December 31, 1998, 1997 and 1996.

F-7                   Notes to Consolidated Financial Statements of Big Flower Holdings, Inc. and
                      Subsidiaries.

F-29                  Independent Auditors' Report and Consent re: Big Flower Press Holdings, Inc.

F-30                  Consolidated Balance Sheets of Big Flower Press Holdings, Inc. and Subsidiaries
                      at December 31, 1998 and 1997.

F-31                  Consolidated Statements of Operations, Accumulated Deficit and Comprehensive
                      Income of Big Flower Press Holdings, Inc. and Subsidiaries for the Years Ended
                      December 31, 1998 and 1997.

F-32                  Consolidated Statements of Cash Flows of Big Flower Press Holdings, Inc. and
                      Subsidiaries for the Years Ended December 31, 1998 and 1997.

F-33                  Notes to Consolidated Financial Statements of Big Flower Press Holdings, Inc. and
                      Subsidiaries.

2.  FINANCIAL STATEMENT SCHEDULES:

F-34       I.         Condensed Financial information of Big Flower Holdings, Inc. for the Year Ended
                      December 31, 1998 and the Period Ended December 31, 1997.

F-38       I.         Condensed Financial information of Big Flower Press Holdings, Inc. for the Years
                      Ended December 31, 1998, 1997 and 1996.

F-42       II.        Valuation and Qualifying Accounts of Big Flower Holdings, Inc. and Subsidiaries
                      for the Years Ended December 31, 1998, 1997 and 1996.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Big Flower Holdings, Inc.:

    We have audited the accompanying consolidated balance sheets of Big Flower Holdings, Inc. and subsidiaries ("the Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedules listed in the Index on page F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
New York, New York
February 8, 1999

                         INDEPENDENT AUDITORS' CONSENT
            TO INCORPORATION BY REFERENCE IN REGISTRATION STATEMENTS
                            ON FORM S-3 AND FORM S-8

    We consent to the incorporation by reference in Big Flower Holdings, Inc.'s Registration Statement No. 333-39443 on Form S-8 and Registration No. 333-44445 on Form S-3 of our report dated February 8, 1999 appearing on page F-2 of the Annual Report on Form 10-K for the year ended December 31, 1998.

DELOITTE & TOUCHE LLP
New York, New York
March 31, 1999

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                            AS OF DECEMBER 31,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
                                                      ASSETS
Current Assets:
  Cash and cash equivalents...........................................................  $      8,504  $      5,307
  Accounts receivable, net............................................................       186,863       140,138
  Inventories.........................................................................        47,954        46,510
  Prepaid expenses and other current assets...........................................        15,648         4,599
  Deferred income taxes and income tax receivable.....................................        10,880        19,827
                                                                                        ------------  ------------
    Total current assets..............................................................       269,849       216,381
Property, plant and equipment, net....................................................       457,988       384,850
Goodwill, net of accumulated amortization of $40,394 and $25,413......................       483,373       415,601
Long-term investments.................................................................        74,391
Other assets, net.....................................................................        42,581        42,215
                                                                                        ------------  ------------
    Total Assets......................................................................  $  1,328,182  $  1,059,047
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                              LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable....................................................................  $    151,054  $    133,648
  Compensation and benefits payable...................................................        48,983        45,663
  Accrued interest....................................................................        16,991        13,775
  Accrued income taxes................................................................         9,578         9,234
  Other current liabilities...........................................................        49,024        31,618
                                                                                        ------------  ------------
    Total current liabilities.........................................................       275,630       233,938
Long-term debt, net of current portion................................................       731,080       590,045
Deferred income taxes.................................................................        52,507        27,811
Other long-term liabilities...........................................................        26,755        20,715
                                                                                        ------------  ------------
    Total liabilities.................................................................     1,085,972       872,509
                                                                                        ------------  ------------
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust whose sole assets are the convertible subordinated debentures of
  Big Flower Holdings, Inc............................................................       115,000       115,000
                                                                                        ------------  ------------
Stockholders' equity:
  Preferred stock--authorized 10,000 shares; $0.01 par value; none issued
  Common stock--authorized 50,000 shares; $0.01 par value; issued and outstanding
    19,731 and 19,512.................................................................           197           195
  Additional paid-in capital..........................................................       146,135       140,798
  Accumulated deficit.................................................................       (30,872)      (68,548)
  Accumulated other comprehensive income..............................................        12,522
  Other...............................................................................          (772)         (907)
                                                                                        ------------  ------------
    Total stockholders' equity........................................................       127,210        71,538
                                                                                        ------------  ------------
    Total Liabilities and Equity......................................................  $  1,328,182  $  1,059,047
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                See Notes to Consolidated Financial Statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Net sales...............................................................  $  1,739,715  $  1,376,706  $  1,201,860
                                                                          ------------  ------------  ------------
Operating expenses:
  Costs of production...................................................     1,296,336     1,072,296       971,789
  Selling, general and administrative...................................       219,496       140,394       107,483
  Depreciation..........................................................        64,244        49,651        34,756
  Amortization of intangibles...........................................        22,142        17,671        17,003
  In-process acquired technology write off..............................           245        58,192
  Merger costs..........................................................                                     1,486
                                                                          ------------  ------------  ------------
                                                                             1,602,463     1,338,204     1,132,517
                                                                          ------------  ------------  ------------
Operating income........................................................       137,252        38,502        69,343
                                                                          ------------  ------------  ------------
Other expenses (income):
  Interest expense......................................................        55,988        40,300        36,165
  Amortization of deferred financing costs..............................         1,902         1,696         1,802
  Interest income.......................................................          (498)         (349)         (712)
  Preferred dividends of a subsidiary trust.............................         6,900         1,340
  Loss on sale of Webcraft Games, Inc...................................                                    14,277
  Other, net............................................................         2,982         7,141        12,813
                                                                          ------------  ------------  ------------
                                                                                67,274        50,128        64,345
                                                                          ------------  ------------  ------------

Income (loss) before income taxes and extraordinary items...............        69,978       (11,626)        4,998
Income tax expense......................................................        32,302        21,945         8,283
                                                                          ------------  ------------  ------------
Income (loss) before extraordinary items................................        37,676       (33,571)       (3,285)
Extraordinary items, net of income tax benefits of $8,800 and $1,400....                     (13,463)       (2,078)
                                                                          ------------  ------------  ------------
Net income (loss).......................................................  $     37,676  $    (47,034) $     (5,363)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Income (loss) per share--basic:
  Income (loss) before extraordinary items..............................  $       1.92  $      (1.79) $      (0.18)
  Extraordinary items, net..............................................                       (0.72)        (0.12)
                                                                          ------------  ------------  ------------
  Net income (loss).....................................................  $       1.92  $      (2.51) $      (0.30)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
  Weighted average shares outstanding--basic............................        19,660        18,704        18,046
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Income (loss) per share--diluted:
  Income (loss) before extraordinary items..............................  $       1.69  $      (1.79) $      (0.18)
  Extraordinary items, net..............................................                       (0.72)        (0.12)
                                                                          ------------  ------------  ------------
  Net income (loss).....................................................  $       1.69  $      (2.51) $      (0.30)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
  Weighted average shares outstanding--diluted..........................        24,678        18,704        18,046
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                See Notes to Consolidated Financial Statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  IN THOUSANDS

                                                                                           ACCUMULATED
                                                                                              OTHER
                                                                   ADDITIONAL   ACCUMU-      COMPRE-
                                                        COMMON      PAID-IN      LATED       HENSIVE
                                            SHARES       STOCK      CAPITAL     DEFICIT       INCOME       OTHER      TOTAL
                                           ---------  -----------  ----------  ----------  ------------  ---------  ----------
BALANCE AT JANUARY 1, 1996...............     17,234   $     172   $  102,300  $  (16,151)               $  (1,845) $   84,476
Net loss.................................                                          (5,363)                              (5,363)
Issuance of common stock for
  companies acquired.....................        895           9       15,212                                           15,221
Reclassification of common stock subject
  to redemption..........................        489           5        1,504                                 (495)      1,014
Stock option exercised...................          1                        3                                                3
Amortization of unearned compensation....                                                                      803         803
Repayment of notes.......................                                                                      196         196
                                           ---------         ---   ----------  ----------                ---------  ----------
BALANCE AT DECEMBER 31, 1996.............     18,619         186      119,019     (21,514)                  (1,341)     96,350

Net loss.................................                                         (47,034)                             (47,034)
Issuance of common stock and options for
  companies acquired.....................      1,040          10       27,246                                           27,256
Repurchase of common stock...............       (284)         (1)      (5,980)                                          (5,981)
Shares issued related to compensation
  plans..................................        137                      513                                              513
Amortization of unearned compensation....                                                                      120         120
Repayment of notes.......................                                                                      314         314
                                           ---------         ---   ----------  ----------                ---------  ----------
BALANCE AT DECEMBER 31, 1997.............     19,512         195      140,798     (68,548)                    (907)     71,538
                                                                                                                    ----------
Net income...............................                                          37,676                               37,676
Unrealized gain on investments...........                                                   $   12,706                  12,706
Currency translation adjustment..........                                                         (184)                   (184)
                                                                                                                    ----------
  Comprehensive income...................                                                                               50,198
                                                                                                                    ----------

Issuance of common stock and
  options for companies acquired.........        336           3       11,080                                           11,083
Repurchase of common stock...............       (287)         (3)      (7,511)                                          (7,514)
Shares issued related to compensation
  plans..................................        170           2        1,768                                            1,770
Amortization of unearned compensation....                                                                      121         121
Repayment of notes.......................                                                                       14          14
                                           ---------         ---   ----------  ----------  ------------  ---------  ----------
BALANCE AT DECEMBER 31, 1998.............     19,731   $     197   $  146,135  $  (30,872)  $   12,522   $    (772) $  127,210
                                           ---------         ---   ----------  ----------  ------------  ---------  ----------
                                           ---------         ---   ----------  ----------  ------------  ---------  ----------

                See Notes to Consolidated Financial Statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  IN THOUSANDS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------------
                                                                                    1998         1997         1996
                                                                                 -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................................................  $    37,676  $   (47,034) $    (5,363)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization............................................       86,386       67,322       51,759
      In-process acquired technology write off.................................          245       58,192
      Extraordinary items, net.................................................                    13,463        2,078
      Loss on sale of Webcraft Games, Inc......................................                                 14,277
      Deferred income taxes....................................................       22,529        4,866        2,548
      Other non-cash income and expense, net...................................        4,696        9,384        9,743
      Changes in operating assets and liabilities (excluding effect of acquisitions and disposition):
          (Increase) decrease in accounts receivable...........................      (29,507)      (3,343)       4,580
          Proceeds from initial sale of accounts receivable....................                                 91,567
          Decrease (increase) in inventories...................................        2,085       (5,905)      26,371
          Increase in prepaid expenses and other assets........................       (3,008)      (1,570)      (2,834)
          (Decrease) increase in accounts payable and other liabilities........       (2,886)      25,262      (58,790)
                                                                                 -----------  -----------  -----------
Net cash provided by operating activities......................................      118,216      120,637      135,936
                                                                                 -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of businesses, net of cash acquired.............................      (70,545)    (242,233)    (122,144)
  Capital expenditures.........................................................      (95,433)     (74,045)     (55,391)
  Investments in equity securities and leveraged lease transactions............      (53,423)
  Software development costs capitalized.......................................      (10,232)        (667)
  Proceeds from sale of property, plant and equipment and divested assets......        2,536          344        6,686
                                                                                 -----------  -----------  -----------
Net cash used in investing activities..........................................     (227,097)    (316,601)    (170,849)
                                                                                 -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt...................................................      267,500      350,125       75,000
  Net (repayments) borrowings under lines of credit............................     (127,670)       8,177       82,865
  Repayments of long-term debt.................................................      (28,100)    (239,257)    (153,514)
  Issuance of redeemable convertible preferred securities......................                   115,000
  Increase (decrease) in outstanding checks drawn on controlled disbursement
    accounts...................................................................       15,896      (14,650)      26,713
  Deferred financing costs.....................................................       (9,286)     (17,048)      (1,313)
  Issuance of common stock.....................................................        1,652          705          190
  Repurchase of common stock...................................................       (7,514)      (5,981)
                                                                                 -----------  -----------  -----------
Net cash provided by financing activities......................................      112,478      197,071       29,941
                                                                                 -----------  -----------  -----------
Effect of exchange rate changes on cash........................................         (400)
                                                                                 -----------
Net increase (decrease) in cash and cash equivalents...........................        3,197        1,107       (4,972)
Cash and cash equivalents at beginning of year.................................        5,307        4,200        9,172
                                                                                 -----------  -----------  -----------
Cash and cash equivalents at end of year.......................................  $     8,504  $     5,307  $     4,200
                                                                                 -----------  -----------  -----------
                                                                                 -----------  -----------  -----------

                See Notes to Consolidated Financial Statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include those of Big Flower Holdings, Inc. ("Holdings") and its subsidiaries (together, the "Company"). All material intercompany balances and transactions have been eliminated.

    BUSINESS

    The Company is a leading advertising and marketing services company that provides integrated advertising solutions.

    USE OF ESTIMATES

    The Company's management must make estimates and assumptions in preparing financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain amounts for prior periods have been reclassified to conform to the current period presentation, including the reclassification of in-process acquired technology write off as a component of operating income.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    REVENUE RECOGNITION

    Revenue from printing and direct marketing operations is recognized on a units-of-work-performed method, with revenue and related accounts receivable recognized for orders in process and orders completed but not yet delivered.

    Revenue from premedia operations is recognized upon completion of orders, including those not yet delivered.

    Initial software license revenue is recognized as Company obligations are fulfilled as specified in customer contracts. System fee revenue, for the use and service components of software sales, is recognized over the terms of the related contracts. Consulting and service revenue is recognized as services are rendered. Computer hardware sales are recognized upon shipment, while hardware maintenance fees are recognized over the terms of the related contracts.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CASH AND CASH EQUIVALENTS

    Cash equivalents include all investments with initial maturities of 90 days or less. As the Company's cash management program utilizes zero-balance accounts, book overdrafts in these accounts are reclassified as current liabilities.

    INVENTORIES

    Inventories are recorded at the lower of cost or market determined primarily on the first-in, first-out method.

    INVESTMENTS

    Investments in equity securities are classified as available-for-sale and are recorded at market value, with net unrealized gains recorded in other comprehensive income.

    LONG-LIVED ASSETS

    Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the assets' estimated useful lives or, when applicable, the terms of the leases, if shorter.

    Software development costs are expensed until technological feasibility is determined, after which costs are capitalized until the product is ready for general release and sale. These costs are amortized over five to seven-year lives beginning at the respective release dates.

    Goodwill arising from acquisitions is amortized over periods of 15 or 40 years. The gross amount of goodwill with a useful life of 15 years was $55.6 million at December 31, 1998 and $41.1 million at December 31, 1997.

    Other intangible assets, primarily non-compete agreements, are amortized over the terms of the related agreements. Deferred financing costs are amortized over the terms of the related financing instruments.

    When changes in business circumstances warrant, the Company reviews the recoverability of long-lived assets to determine if there has been any permanent impairment. This assessment is based on estimated undiscounted future cash flows compared with the assets' carrying value. When impairment is indicated, a write-down to fair value (normally measured by discounting estimated cash flows) is taken.

    INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EARNINGS PER SHARE

    Basic earnings per share equals net earnings divided by the weighted-average shares outstanding during the period. Diluted earnings per share equals net earnings divided by the weighted-average shares outstanding plus dilutive common stock equivalents and shares assumed issued if convertible securities were converted.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company determines the fair value of its financial instruments as follows:

        CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE--Carrying amounts approximate fair value because of the short maturities of these instruments.

        INVESTMENTS--Fair value is based on quoted market prices or other available market information.

        REVOLVING CREDIT FACILITY--Carrying amount approximates fair value because its interest rates are based on variable reference rates.

        LONG-TERM DEBT (EXCLUDING REVOLVING CREDIT FACILITY)--The aggregate fair value, based upon available market information, was approximately $605.9 million at December 31, 1998 and $353.5 million at December 31, 1997.

        REDEEMABLE CONVERTIBLE PREFERRED SECURITIES--The fair value, based upon available market information, was approximately $108.4 million at December 31, 1998 and $118.2 million at December 31, 1997.

    CONCENTRATION OF CREDIT RISK

    The Company provides services to a wide range of clients who operate in many industry sectors in varied geographic areas. The Company grants credit to all qualified clients and does not believe that it is exposed to undue concentration of credit risk to any significant degree.

    EMPLOYEE STOCK OPTIONS

    The Company periodically grants employees options to purchase shares of common stock, with exercise prices equal to the closing price on the grant date. The Company follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and continues to apply the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees". As such, the Company does not recognize compensation expense for options granted to employees.

    FOREIGN CURRENCY TRANSLATION

    The Company translates the financial statements of foreign subsidiaries by recording assets and liabilities at exchange rates in effect at the balance sheet date and income

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) statement accounts at average rates for the applicable periods. Transaction gains and losses, recorded in Other expenses, were immaterial in 1998 and 1997.

3. ACQUISITIONS

    POOLING TRANSACTION

    In 1996, the Company acquired Scanforms, Inc. ("Scanforms") in exchange for
1.5 million shares of common stock. This acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements include the results of Scanforms for all periods presented.

    PURCHASE TRANSACTIONS

    During 1996, 1997 and 1998, the Company completed the following acquisitions, all accounted for as purchases:

        - In March 1996, the Company acquired Webcraft, Inc. ("Webcraft"). During the fourth quarter of 1996, the Company acquired all of the outstanding capital stock of PrintCo., Inc. ("PrintCo"), Pacific Color Connection, Inc., Designer Color Systems, Ltd. ("DCS") and Digital Dimensions, Inc. ("DDI"). The aggregate purchase price was $168.5 million, including 500,000 shares of common stock.

        - Between September and November 1997, the Company acquired Olwen Direct Mail, Ltd. ("Olwen"), the assets of businesses operating as Riverside County Publishing Company ("RCPC"), the stock of Columbine JDS Systems, Inc. ("Columbine"), and the assets of Gamma One, Inc., IMPCO Enterprises, Inc. and Broadcast Systems Software Limited. The aggregate purchase price, including debt repaid and 1.0 million shares of common stock and options to purchase 396,000 shares of common stock (with a collective fair value of $27.3 million), was $300.2 million.

        -  In 1998, the Company acquired
             -  Troypeak Limited and Pismo Limited in March,
             -  Reach America, Inc. in April,
             -  Enteron Group, Inc. and ColorStream Technologies L.L.C. in May,
             -  Adtraq Data Systems and CJDS Adserve, Inc. in June,
             -  Imaging Consortium, Inc. in July, and
             - DSI Datatrak Systems, Inc. ("Datatrak") and Admagic Group, Limited in November.

            Aggregate consideration for these acquisitions was approximately $117.8 million, including debt repaid and the issuance of approximately 336,000 shares of common stock and options to purchase 23,000 shares of common stock (with a collective fair value of $11.1 million).

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

3. ACQUISITIONS (CONTINUED)
    The results of operations for all of the businesses acquired in purchase transactions are included in the consolidated financial statements from their respective dates of acquisition.

    GOODWILL

    The excess of the purchase prices of acquired companies over the fair values of net assets acquired, identified intangibles, acquired computer software and in-process technology was recorded as goodwill. The assets and liabilities were recorded at their estimated fair values as of the dates of acquisition. Identified intangible assets and acquired computer software were recorded based on third-party appraised values. As of the dates of acquisition, the technological feasibility of the in-process technology had not been established, and the technology had no alternative future use, so it was written off immediately in accordance with generally accepted accounting principles. Aggregate goodwill recorded in connection with acquisitions was $79.4 million in 1998, $167.2 million in 1997 and $96.3 million in 1996 (of which $65.2 million related to Webcraft). Amounts and allocations of costs recorded may require adjustment based upon information coming to the attention of the Company that is not currently available.

    IN-PROCESS TECHNOLOGY

    In connection with the Columbine acquisition, the Company wrote off in-process technology costs of $58.2 million in 1997. The amount allocated to in-process technology was estimated by:

        -  estimating the stage of development for each in-process module,

        - estimating the cash flows generated by projected revenues for those modules, and

        - discounting those cash flows back to their present values using a discount rate of 23%, which represented a premium to the discount rate applied to existing technology.

The estimated revenues for in-process modules assumed average compound annual revenue growth rates of 26% through 2009 and are based on management's estimates of market size, market share growth, expected trends in technology and timing of new product introductions. In connection with the Datatrak acquisition, the Company also recorded a write off of $0.2 million related to in-process technology in 1998.

    EXTRAORDINARY ITEMS

    Subsequent to the acquisitions of Webcraft, PrintCo and Olwen, the Company repurchased substantially all of their respective outstanding debt which generated aggregate extraordinary losses of $0.3 million in 1997 and $2.1 million in 1996, net of income tax benefits.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

3. ACQUISITIONS (CONTINUED)
    SUBSEQUENT EVENT

    On January 4, 1999, the Company acquired Colorgraphic Direct Response Limited ("Colorgraphic") for approximately $81 million in cash, including debt repaid, in a purchase transaction. As the acquisition was completed subsequent to the Company's year-end, the financial statements do not include the effect of the acquisition or Colorgraphic's results of operations.

    PRO FORMA INFORMATION

    The following unaudited pro forma information reflects the Company's results adjusted to include the acquired businesses as though all the purchase acquisitions and the related financing transactions had occurred at the beginning of 1997. Although acquired subsequent to year-end, the pro forma results include Colorgraphic to provide a comprehensive view of the Company's ongoing operations, although it is not necessarily indicative of future results.

                                                                                     1998               1997
                                                                                  ----------         -----------
                                                                                    (IN THOUSANDS, EXCEPT PER
                                                                                          SHARE AMOUNTS)
Net sales.......................................................................  $1,842,000(1)      $ 1,729,000(1)
Income (loss) before extraordinary
  items.........................................................................      37,900(1)(2)       (34,600)(1)(3)
Net income (loss)...............................................................      37,900(1)(2)       (48,000)(1)(2)

Per share:
  Income (loss) before extraordinary
    items
      Basic.....................................................................  $     1.92(1)(2)   $     (1.74)(1)
      Diluted...................................................................        1.69(1)(2)         (1.74)(1)(3)
  Net income (loss)
      Basic.....................................................................  $     1.92(1)(2)   $     (2.41)(1)(3)
      Diluted...................................................................        1.69(1)(2)         (2.41)(1)(3)

------------------------

(1) Excludes sales under a production arrangement with an unconsolidated printing venture in which the Company had a minority interest and the profits related to those sales. The Company sold its minority interest in April 1998 and terminated the production arrangement.

(2) Includes the $0.2 million in-process acquired technology write off related to the Datatrak acquisition and $4.6 million of termination costs related to executive positions eliminated.

(3) Includes the $58.2 milllion in-process acquired technology write off related to the Columbine acquisition, $6.3 million of non-operational charges related to other 1997 acquisitions and the Company's secondary stock offering, and extraordinary losses related to early extinguishment of debt.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

4.  ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following:

                                                                           1998        1997
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Trade--billed.........................................................  $  168,904  $  124,508
Trade--unbilled.......................................................      15,409      22,630
Other receivables.....................................................      12,322       5,342
                                                                        ----------  ----------
                                                                           196,635     152,480
Allowance for doubtful accounts.......................................      (9,772)    (12,342)
                                                                        ----------  ----------
                                                                        $  186,863  $  140,138
                                                                        ----------  ----------
                                                                        ----------  ----------

    In 1996, the Company entered into a six-year agreement (the "A/R Securitization") to sell interests in certain of its accounts receivable. A maximum of $150 million can be sold and the amount outstanding at any time depends upon the level of eligible receivables. The Company retains substantially the same risk of credit loss as if the receivables had not been sold and, accordingly, any allowance for doubtful accounts related to the receivables sold is retained. At December 31, 1998 and 1997, interests of $117.6 million and $101.1 million, respectively, had been sold under the A/R Securitization and, as such, are reflected as reductions of accounts receivable and excluded from the balances above. Fees of this program vary based on a Eurodollar rate plus an average margin of 3/8% per year on the amount of interest sold. Other expenses include these fees, which totaled $6.4 million in 1998, $6.2 million in 1997 and $5.3 million in 1996.

5.  INVENTORIES

    Inventories consisted of the following:

                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Paper...................................................................  $  32,556  $  34,324
Work in process.........................................................      6,189      2,989
Ink and chemicals.......................................................      4,354      5,447
Other...................................................................      4,855      3,750
                                                                          ---------  ---------
                                                                          $  47,954  $  46,510
                                                                          ---------  ---------
                                                                          ---------  ---------

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

6.  PROPERTY, PLANT AND EQUIPMENT

    The components and useful lives of property, plant and equipment were:

                                                          ESTIMATED
                                                         USEFUL LIFE
                                                           (YEARS)       1998         1997
                                                         -----------  -----------  -----------
                                                                           (IN THOUSANDS)
Land...................................................               $     8,877  $     8,877
Machinery and equipment................................  5 to 15          448,228      375,468
Buildings and leasehold improvements...................  3 to 40           82,629       73,807
Furniture and fixtures.................................  5 to 10           48,668       21,164
Acquired and internally developed computer software....  5 to 7            31,911       18,396
Vehicles...............................................  3 to 4             2,844        1,980
Construction in progress and deposits on equipment
  purchases............................................                    31,118       20,519
                                                                      -----------  -----------
                                                                          654,275      520,211
Accumulated depreciation and amortization..............                  (196,287)    (135,361)
                                                                      -----------  -----------
                                                                      $   457,988  $   384,850
                                                                      -----------  -----------
                                                                      -----------  -----------

7.  INVESTMENTS

    Investments consisted of the following at December 31, 1998:

                                                                                      (IN
                                                                                  THOUSANDS)
Investment in leverage leases..................................................    $  51,755
Investments in equity securities...............................................       28,765
                                                                                 -------------
                                                                                      80,520
Less: portion included in other current assets.................................       (6,129)
                                                                                 -------------
Long-term investments..........................................................    $  74,391
                                                                                 -------------
                                                                                 -------------

    INVESTMENT IN LEVERAGED LEASES

    The Company is the head lessee and sub-lessor in two lease-leaseback transactions entered into in 1998. Under these transactions, buildings with estimated useful lives of 65 years were leased for terms of 57 years (the "Headleases") and subleased to the lessor for terms of 52 years (the "Subleases"). Under the guidelines of SFAS No. 13, "Accounting for Leases", the Headleases qualify as capital leases and the Subleases qualify as leveraged leases. The Company's investments represented approximately 24% of the buildings' combined leasehold values, while the balance was furnished by third-party financing in the form of long-term debt that provides no recourse against the Company, but is secured by first liens on the properties. At the end of the sublease terms, the properties are returned to the Company, although the sublessee has the option to purchase the leasehold interests for amounts based on their then-estimated fair market values. The Company has the benefit of tax deductions

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

7.  INVESTMENTS (CONTINUED)
for advance rental payments under the Headleases and interest on the long-term debt. During the early years of the transactions, the available tax deductions exceed the sublease rental income; in later years the taxable rental income will exceed the deductible amounts. Deferred taxes are provided to reflect these temporary differences.

    The Company's net investment in leveraged leases was composed of the following components at December 31, 1998:

                                                                                      (IN
                                                                                  THOUSANDS)
Rentals receivable.............................................................   $   115,523
Less: unearned income..........................................................       (63,768)
                                                                                 -------------
Investment in leveraged leases, included in long-term investments..............        51,755
Less: deferred taxes...........................................................       (16,592)
                                                                                 -------------
Net investment in leveraged leases.............................................   $    35,163
                                                                                 -------------
                                                                                 -------------

    In 1998, Other expenses include $5.9 million of income earned on the leveraged lease investments.

    INVESTMENTS IN EQUITY SECURITIES

    In 1998, the Company invested in several internet businesses at a cost of $7.6 million. The investment in one of these businesses, 24/7 Media, Inc. ("TFSM"), the stock of which is publicly traded, is recorded at the market price of the shares. The investments in the other, non-public businesses (including MiningCo.com, Inc., which was not publicly traded as of December 31, 1998) are recorded at their cost basis. The unrealized gain of $21.2 million on these equity investments is included in other comprehensive income, net of tax (see
Note 14).

    The unrealized gain does not include warrants which the Company holds to purchase shares of TFSM, as such warrants are not publicly traded and do not have a readily determinable market value. The Company had an unrealized pre-tax gain on these warrants of $16.2 million as of December 31, 1998, based on the closing price of that company's common stock as compared to the exercise price of the warrants.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

8.  LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                                           1998        1997
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Revolving credit facilities...........................................  $  108,758  $  236,352
8 7/8% Notes due 2007.................................................     350,110     350,122
8 5/8% Notes due 2008.................................................     250,000
Other notes...........................................................      26,908       5,850
                                                                        ----------  ----------
                                                                           735,776     592,324
Current portion, included in other current liabilities................      (4,696)     (2,279)
                                                                        ----------  ----------
                                                                        $  731,080  $  590,045
                                                                        ----------  ----------
                                                                        ----------  ----------

    In 1997, revolving credit facilities included a $475 million U.S. facility and a separate one in the U.K. providing for borrowings of up to L50 million (approximately $82 million at December 31, 1997). During 1998, the Company combined these revolving credit facilities into a single facility (the "Credit Facility") allowing up to $530 million of borrowings, including borrowings in British pounds of up to the equivalent of $162 million. The Credit Facility matures in 2002 with no repayment of principal until maturity. Interest is payable at the Company's option either (a) at a base rate plus a margin of 0.00% to 0.75% or (b) at a Eurodollar-based rate plus a margin ranging from 0.50% to 1.75%. At December 31, 1998, the weighted-average interest rate on the Credit Facility was 7.60%. The weighted-average interest rate on credit facilities outstanding at December 31, 1997 was 7.53%.

    The 8 7/8% Notes due 2007 (the "8 7/8% Notes") and the 8 5/8% Notes due 2008 (the "8 5/8% Notes") are senior subordinated debt with interest payable semi-annually.

    The Credit Facility, the 8 7/8% Notes and the 8 5/8% Notes contain certain customary covenants including, among other things, restrictions on dividends, investments and indebtedness and maintenance of specified levels of interest coverage and cash flows.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

8.  LONG-TERM DEBT (CONTINUED)
    At December 31, 1998, the aggregate maturities of long-term debt (excluding the Credit Facility) were:

                                                                                      (IN
                                                                                  THOUSANDS)
1999...........................................................................   $     4,696
2000...........................................................................         2,271
2001...........................................................................         1,354
2002...........................................................................           758
2003...........................................................................           329
Thereafter.....................................................................       617,610
                                                                                 -------------
                                                                                  $   627,018
                                                                                 -------------
                                                                                 -------------

9.  LEASES

    Facilities and certain equipment are leased under agreements that expire at various dates through 2009. Rental expense under operating leases for the years ended December 31, 1998, 1997 and 1996, was $43.7 million, $33.5 million, and $32.7 million, respectively.

    At December 31, 1998, minimum annual rentals under non-cancelable operating leases (net of subleases) were:

                                                                                      (IN
                                                                                  THOUSANDS)
1999...........................................................................   $    34,345
2000...........................................................................        26,209
2001...........................................................................        18,421
2002...........................................................................        14,430
2003...........................................................................        10,959
Thereafter.....................................................................        32,919
                                                                                 -------------
                                                                                  $   137,283
                                                                                 -------------
                                                                                 -------------

    Commitments under the lease agreements also extend in most instances to property taxes, insurance and maintenance and certain leases contain escalation clauses and extension options.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

10.  INCOME TAXES

    Income tax expense consisted of the following components:

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Current:
  Federal....................................................  $   5,569  $  11,284  $    (741)
  State and foreign..........................................      1,879      5,224       (317)
                                                               ---------  ---------  ---------
                                                                   7,448     16,508     (1,058)
                                                               ---------  ---------  ---------
Deferred:
  Federal....................................................     20,714      4,733      8,938
  State and foreign..........................................      4,140        704        403
                                                               ---------  ---------  ---------
                                                                  24,854      5,437      9,341
                                                               ---------  ---------  ---------
Total income tax expense.....................................  $  32,302  $  21,945  $   8,283
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The Company's foreign pre-tax income was not a significant component of total pretax income. No U.S. income taxes have been provided for unremitted earnings of foreign subsidiaries as the Company intends to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, the Company believes that U.S. foreign tax credits would substantially offset any U.S. income tax on repatriated earnings.

    The following is a reconciliation of the U.S. statutory federal income tax rate to the Company's effective tax rates:

                                                                       1998       1997       1996
                                                                     ---------  ---------  ---------
                                                                               PERCENT OF
                                                                          PRE-TAX INCOME (LOSS)
Statutory income tax rate..........................................       35.0%      35.0%      35.0%
State income taxes, net of federal income tax benefits.............        5.6      (24.8)      20.2
Amortization and write off of goodwill.............................        3.9      (19.7)      97.7
In-process acquired technology write off...........................        0.1     (175.2)
Non-deductible acquisition expenses................................                              9.7
Other non-deductible expenses......................................        1.6       (4.1)       3.0
                                                                           ---  ---------  ---------
Effective tax rate.................................................       46.2%    (188.8)%     165.6%
                                                                           ---  ---------  ---------
                                                                           ---  ---------  ---------

    At December 31, 1998, alternative minimum tax credit carryforwards were $2.5 million, state investment tax credit carryforwards were $1.5 million (which expire in 2008), and federal net operating loss carryforwards were $23.9 million (which expire at various dates through 2010).

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

10.  INCOME TAXES (CONTINUED)
    The tax effects of significant items comprising deferred income taxes were:

                                                                           1998        1997
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Employee benefits.....................................................  $   14,180  $   15,586
Net operating loss and tax credit carryforwards.......................      13,436      12,498
Accrued expenses and reserves.........................................      16,121      14,817
Other deductible differences..........................................       5,716       2,295
                                                                        ----------  ----------
                                                                            49,453      45,196
                                                                        ----------  ----------
Property, plant & equipment...........................................     (60,454)    (48,714)
Leveraged lease investments...........................................     (16,592)
Unrealized gain on investments........................................      (8,471)
Other taxable differences.............................................        (686)
                                                                        ----------  ----------
                                                                           (86,203)    (48,714)
                                                                        ----------  ----------
Valuation allowance...................................................      (6,261)     (6,261)
                                                                        ----------  ----------
Net deferred income tax liability.....................................  $  (43,011) $   (9,779)
                                                                        ----------  ----------
                                                                        ----------  ----------

    The valuation allowance was established primarily as a result of IRS limitations on the utilization of net operating loss carryforwards.

11.  RETIREMENT PLANS

    DEFINED BENEFIT PLANS

    The Company maintains defined benefit plans, including pension and Supplemental Executive Retirement plans. During 1998, the Company froze the benefits in one of the pension plans and enhanced certain 401(k) plan benefits.

    Information regarding the defined benefit plans is as follows:

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
                                                                         (IN THOUSANDS)
COMPONENTS OF NET PERIODIC COST:
Service costs..................................................  $   1,693  $   1,546  $     843
Interest cost..................................................      1,938      1,819      1,260
Expected return on assets......................................     (1,542)    (1,356)      (829)
Net amortization and deferral..................................         94         (7)        (7)
Curtailment gain...............................................     (1,161)
                                                                 ---------  ---------  ---------
                                                                 $   1,022  $   2,002  $   1,267
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

11.  RETIREMENT PLANS (CONTINUED)

                                                                      1998           1997
                                                                  -------------  ------------
                                                                        (IN THOUSANDS)
CHANGES IN BENEFIT OBLIGATION:
Obligation at beginning of year.................................  $      29,073  $     23,583
Service costs...................................................          1,693         1,546
Interest cost...................................................          1,938         1,819
Actuarial (gain) loss...........................................         (1,062)        3,796
Benefits paid...................................................         (3,843)       (1,671)
Curtailments and settlements....................................         (1,161)
                                                                  -------------  ------------
Obligation at end of year.......................................         26,638        29,073
                                                                  -------------  ------------
                                                                  -------------  ------------

CHANGES IN PLAN ASSETS:
Fair value of plan assets at beginning of year..................         17,134        12,783
Actual return on assets.........................................          1,039         3,205
Employer contributions..........................................          2,772         2,817
Benefits paid...................................................         (3,843)       (1,671)
                                                                  -------------  ------------
Fair value of plan assets at end of year........................         17,102        17,134
                                                                  -------------  ------------
                                                                  -------------  ------------

Projected benefit obligation in excess of plan assets...........          9,536        11,939
Unrecognized prior service cost.................................           (595)         (644)
Unrecognized loss...............................................           (367)         (972)
                                                                  -------------  ------------
Accrued benefit cost............................................  $       8,574  $     10,323
                                                                  -------------  ------------
                                                                  -------------  ------------

ASSUMPTIONS:
Weighted average discount rate..................................      6.75-7.00%         7.00%
Expected return on plan assets..................................           9.00%         9.00%
Annual compensation increase....................................      3.00-3.75%    3.00-3.75%

    DEFERRED COMPENSATION

    The Company also maintains a deferred compensation plan in which certain members of management may defer up to 100% of their total compensation through the date of their retirement. Long-term liabilities include $3.2 million and $2.6 million for deferred compensation as of December 31, 1998 and 1997, respectively.

    DEFINED CONTRIBUTION PLANS

    The Company maintains 401(k) and other investment plans for eligible employees. The Company recorded $6.3 million in expense for the year ended December 31, 1998, $5.0 million in 1997 and $3.1 million in 1996.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

12.  EARNINGS PER SHARE

    For the years ended December 31, 1997 and 1996, the diluted loss per share equals the basic loss per share as the impact of common stock equivalents (in both periods) and the potential conversion of convertible securities (in 1997) would have been anti-dilutive. The following table illustrates the calculation of basic and diluted earnings per share for the year ended December 31, 1998:

                                                               INCOME     SHARES     PER SHARE
                                                              ---------  ---------  -----------
                                                                       (IN THOUSANDS,
                                                                  EXCEPT PER SHARE AMOUNTS)
Basic earnings per share....................................  $  37,676     19,660   $    1.92
Effect of dilutive stock options............................                 1,029       (0.10)
Assumed conversion of convertible securities................      4,140      3,989       (0.13)
                                                              ---------  ---------  -----------
Diluted earnings per share..................................  $  41,816     24,678   $    1.69
                                                              ---------  ---------  -----------
                                                              ---------  ---------  -----------

13.  REDEEMABLE CONVERTIBLE PREFERRED SECURITIES

    On October 20, 1997, Big Flower Trust I (the "Trust") issued $115 million of 30-year, 6% convertible Quarterly Income Preferred Securities ("QUIPS"). The Trust is a wholly owned subsidiary of Holdings whose sole assets are $118.6 million aggregate principal amount of 6% Convertible Subordinated Debentures due 2027 (the "Debentures"), which were issued by Holdings. The QUIPS are non-voting securities, carry a liquidation value of $50 per security and are convertible into the Company's common stock at an initial rate of 1.7344 shares per security (equivalent to an initial conversion price of $28.83 per share). They are convertible at any time at the holders' option and are redeemable, at the Company's option, after three years. No securities were converted in 1998 or 1997.

    Holders of the QUIPS are entitled to preferential cumulative cash distributions from the Trust at an annual rate of 6% of the liquidation value, accruing from the original issue date and payable quarterly in arrears beginning January 15, 1998. The distribution rate and dates correspond to the interest rate and payment dates for the Debentures. Holdings may defer interest payments on the Debentures for up to 20 consecutive quarters, but not beyond the maturity date of the Debentures. If interest payments on the Debentures are deferred, so are payments on the QUIPS. Under this circumstance, Holdings will not be able to declare or pay any cash distributions with respect to its capital stock or other debt ranking on par with or junior to the Debentures. No payments were deferred in 1998.

    Holdings has executed a guarantee with regard to payment of the QUIPS to the extent that the Trust has sufficient funds to make the required payments. This guarantee is not a guarantee of collection by QUIPS holders.

    Separate financial statements of the Trust are not presented because the Trust has no independent operations and because of the Company's guarantee described above.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

14.  STOCKHOLDERS' EQUITY

    COMMON STOCK

    The Company repurchased and cancelled 287,000 shares of common stock in 1998 and 284,000 shares in 1997. The Company issued 336,000 new common shares in connection with acquisitions in 1998 and 1.0 million in 1997 (see Note 3).

    PREFERRED STOCK

    The Company has authorized 10 million shares of preferred stock, none of which have been issued. Of the shares authorized, 250,000 have been designated as Series A Junior Preferred Stock.

    RIGHTS

    The Company has distributed a preferred stock purchase right (a "Right") for each outstanding share of common stock. Each Right entitles the holder to purchase from the Company a unit consisting of 1/100 share of Series A Junior Preferred Stock at an exercise price of $55 per unit if certain entities acquire a required percentage of the Company's outstanding stock.

    ACCUMULATED OTHER COMPREHENSIVE INCOME

    The components of accumulated other comprehensive income at December 31, 1998 were:

                                                                  GROSS       TAX        NET
                                                                ---------  ---------  ---------
                                                                        (IN THOUSANDS)
Unrealized gain on investments................................  $  21,176  $   8,470  $  12,706
Cumulative translation adjustments............................       (184)                 (184)
                                                                ---------  ---------  ---------
                                                                $  20,992  $   8,470  $  12,522
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    These balances arose in 1998 and there were no corresponding balances in prior years.

15.  STOCK AWARD AND INCENTIVE PLAN

    The Company's Restated 1993 Stock Award and Incentive Plan (the "Plan") authorized grants of common stock and options to purchase shares of common stock. Options under the Plan generally expire in ten years, and become exercisable at varying times.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

15.  STOCK AWARD AND INCENTIVE PLAN (CONTINUED)
    Following is information about shares available for grant:

                                                                          (THOUSANDS OF SHARES)
Authorized for issuance.................................................            5,484
Options outstanding at December 31, 1998................................           (3,040)
Options granted and exercised...........................................             (285)
Shares sold to management prior to public offering......................             (922)
Shares granted to directors in lieu of fees.............................               (4)
                                                                                   ------
Available for grant at December 31, 1998................................            1,233
                                                                                   ------
                                                                                   ------

    Following is information regarding options outstanding at December 31, 1998:

                                WEIGHTED       WEIGHTED                    WEIGHTED
   RANGE OF       OPTIONS        AVERAGE        AVERAGE       OPTIONS       AVERAGE
   EXERCISE     OUTSTANDING     REMAINING      EXERCISE     EXERCISABLE    EXERCISE
    PRICES      (THOUSANDS)   TERM (YEARS)       PRICE      (THOUSANDS)      PRICE
--------------  -----------  ---------------  -----------  -------------  -----------
$   0.68- 3.82         419            5.4      $    2.63           386     $    2.53
$  11.00-16.00       1,077            5.8          13.03           917         13.10
$  18.00-23.94       1,272            8.3          19.26           930         18.63
$  26.75-31.25         272            9.0          28.10            27         28.43
                -----------                                     ------
                     3,040                                       2,260
                -----------                                     ------
                -----------                                     ------

    Transactions under the Plan were as follows:

                                                                                      WEIGHTED
                                                                         NUMBER OF     AVERAGE
                                                                          SHARES      EXERCISE
                                                                        (THOUSANDS)     PRICE
                                                                        -----------  -----------
Outstanding at January 1, 1996........................................         862    $    7.30

Granted...............................................................         507        10.59
Exercised.............................................................          (1)        2.33
Expired or cancelled..................................................          (5)       12.63
                                                                        -----------
Outstanding at December 31, 1996......................................       1,363         8.51

Granted...............................................................       1,780        17.34
Exercised.............................................................        (132)        2.47
Expired or cancelled..................................................         (71)        8.92
                                                                        -----------
Outstanding at December 31, 1997......................................       2,940        14.12

Granted...............................................................         357        25.46
Exercised.............................................................        (152)        8.36
Expired or cancelled..................................................        (105)       19.73
                                                                        -----------
Outstanding at December 31, 1998......................................       3,040    $   15.55
                                                                        -----------  -----------
                                                                        -----------  -----------
Exercisable at December 31, 1998......................................       2,260    $   13.75
                                                                        -----------  -----------
                                                                        -----------  -----------

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

15.  STOCK AWARD AND INCENTIVE PLAN (CONTINUED)
    Pro forma results of the Company's operations reflecting compensation cost for the fair value of option awards in 1998, 1997 and 1996 were:

                                                                1998        1997       1996
                                                              ---------  ----------  ---------
                                                                       (IN THOUSANDS,
                                                                 EXCEPT PER SHARE AMOUNTS)
Net income (loss):
  As reported...............................................  $  37,676  $  (47,034) $  (5,363)
  Pro forma.................................................     32,062     (53,289)    (6,521)

Earnings (loss) per share:
  As reported
    Basic...................................................  $    1.92  $    (2.51) $   (0.30)
    Diluted.................................................       1.63       (2.51)     (0.30)
  Pro forma
    Basic...................................................       1.69       (2.85)     (0.36)
    Diluted.................................................       1.47       (2.85)     (0.36)

    The weighted-average fair value per option at the date of grant for options granted (excluding options issued for acquisitions) was $17.45 in 1998, $12.14 in 1997 and $8.35 in 1996. The fair value per option issued in connection with acquisitions was $21.41 in 1998 and $15.84 in 1997.

    The fair value of options granted during 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                              1998        1997        1996
                                                           ----------  ----------  ----------
Expected volatility......................................       44.27%      41.23%      52.36%
Risk-free interest rate..................................        5.61%       6.56%       6.50%
Dividend yield...........................................        0.00%       0.00%       0.00%
Expected option life (years).............................          10          10          10

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

16.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                              1998        1997        1996
                                                           ----------  ----------  ----------
                                                                     (IN THOUSANDS)
Interest paid............................................  $   53,654  $   34,744  $   34,835
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Income taxes paid........................................  $    8,451  $    6,766  $   10,494
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Non-cash investing and financing activities:
  Acquisitions:
    Cash paid for acquisitions...........................  $   76,551  $  245,134  $  158,605
    Fair value of common stock
      and options issued.................................      11,082      27,257       9,045
    Notes issued.........................................                               2,000
    Assets acquired......................................     142,600     347,558     367,993
                                                           ----------  ----------  ----------
    Liabilities assumed..................................  $   54,967  $   75,167  $  198,343
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
  Other:
    Assets acquired through
      lease arrangements.................................  $    4,973
                                                           ----------
                                                           ----------
    Conversion of note payable
      into common stock..................................                          $    4,500
                                                                                   ----------
                                                                                   ----------

17.  QUARTERLY FINANCIAL INFORMATION--UNAUDITED

    Summarized quarterly financial information is as follows:

                                                     FIRST     SECOND         THIRD         FOURTH
                                                    QUARTER   QUARTER        QUARTER        QUARTER
                                                    --------  --------      ---------      ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1998
Net sales.........................................  $383,902  $412,870       $440,107       $502,836
Income before income taxes........................     2,010    15,380         24,083         28,505(1)
Net income........................................     1,085     8,306         13,005         15,280(1)
Net income per share--basic.......................  $   0.06  $   0.42       $   0.66       $   0.77(1)
Net income per share--diluted.....................      0.05      0.38           0.57           0.67(1)

                                                                       (FOOTNOTES ON FOLLOWING PAGE)

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

17.  QUARTERLY FINANCIAL INFORMATION--UNAUDITED (CONTINUED)

                                                     FIRST     SECOND         THIRD         FOURTH
                                                    QUARTER   QUARTER        QUARTER        QUARTER
                                                    --------  --------      ---------      ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1997
Net sales.........................................  $297,501  $316,838       $341,579       $420,788
Income (loss) before income taxes.................     3,296     8,384(2)      11,915(3)     (35,221)(4)
Income (loss) before extraordinary
  items...........................................     1,681     4,393(2)       6,060(3)     (45,705)(4)
Extraordinary items, net..........................              (2,959)       (10,504)
Net income (loss).................................     1,681     1,434)(2)     (4,444)(3)    (45,705)(4)
Per share--basic
  Income (loss) before extraordinary items........  $   0.09  $   0.24(2)    $   0.33(3)    $  (2.38)(4)
  Extraordinary items, net........................               (0.16)         (0.57)
  Net income (loss)...............................      0.09      0.08(2)       (0.24)(3)      (2.38)(4)
Per share--diluted
  Income (loss) before extraordinary items........      0.09      0.23(2)        0.31(3)       (2.38)(4)
  Extraordinary items, net........................               (0.16)         (0.54)
  Net income (loss)...............................      0.09      0.07(2)       (0.23)(3)      (2.38)(4)

------------------------

(1) Includes $0.2 million in-process acquired technology write off related to the Datatrak acquisition (see Note 3) and $4.6 million of termination costs for executive positions eliminated.

(2) Includes $0.6 million of non-recurring costs related to the Company's secondary stock offering.

(3) Includes $3.2 million of non-recurring costs related to the Olwen acquisition (see Note 3).

(4) Includes $58.2 million in-process acquired technology write off related to the Columbine acquisition and $2.5 million of non-recurring costs related to other acquisitions (see Note 3).

18.  SEGMENT INFORMATION

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

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

18.  SEGMENT INFORMATION (CONTINUED)
    Following is unaudited information regarding the Company's segments:

                                                              1998                 1997                 1996
                                                         --------------       --------------       --------------
                                                                              (IN THOUSANDS)
Net sales........... Insert Advertising & Newspaper
                    Services                             $    1,101,875       $      961,577       $      900,465
                    Direct Marketing Services                   282,431              202,197              134,795
                    Digital Services                            272,995              108,608               44,443
                    Specialty Products & Commercial
                      Printing                                   91,122              109,852              125,846
                    Elimination of intersegment sales            (8,708)              (5,528)              (3,689)
                                                         --------------       --------------       --------------
                      Consolidated                       $    1,739,715       $    1,376,706       $    1,201,860
                                                         --------------       --------------       --------------
                                                         --------------       --------------       --------------

Operating Income.... Insert Advertising & Newspaper
                    Services                             $       90,568       $       72,025(3)    $       60,124
                    Direct Marketing Services                    34,159               21,035(4)            11,881
                    Digital Services                             27,396(1)           (44,699)(5)             (178)(7)
                    Specialty Products & Commercial
                      Printing                                    5,451                4,856                8,635
                    General Corporate                           (20,322)(2)          (14,715)(6)          (11,119)
                                                         --------------       --------------       --------------
                      Consolidated                       $      137,252       $       38,502       $       69,343
                                                         --------------       --------------       --------------
                                                         --------------       --------------       --------------

Depreciation........ Insert Advertising & Newspaper
                    Services                             $       31,526       $       27,225       $       19,904
                    Direct Marketing Services                    13,134               11,120                8,208
                    Digital Services                             16,048                6,796                2,721
                    Specialty Products & Commercial
                      Printing                                    2,910                3,800                3,897
                    General Corporate                               626                  710                   26
                                                         --------------       --------------       --------------
                      Consolidated                       $       64,244       $       49,651       $       34,756
                                                         --------------       --------------       --------------
                                                         --------------       --------------       --------------

Amortization of
  Intangibles....... Insert Advertising & Newspaper
                    Services                             $       13,209       $       14,128       $       14,979
                    Direct Marketing Services                     1,996                1,116                  675
                    Digital Services                              5,741                1,771                  728
                    Specialty Products & Commercial
                      Printing                                      696                  656                  621
                    General Corporate                               500
                                                         --------------       --------------       --------------
                      Consolidated                       $       22,142       $       17,671       $       17,003
                                                         --------------       --------------       --------------
                                                         --------------       --------------       --------------

Additions to
  Long-Lived
  Assets............ Insert Advertising & Newspaper
                      Services                           $       46,676       $       45,030       $       30,887
  (excluding
  acquisitions)     Direct Marketing Services                    18,621               16,253               11,831
                    Digital Services                             34,227               10,671                5,195
                    Specialty Products & Commercial
                      Printing                                    2,498                2,078                4,826
                    General Corporate                             3,643                  680                2,652
                                                         --------------       --------------       --------------
                      Consolidated                       $      105,665       $       74,712       $       55,391
                                                         --------------       --------------       --------------
                                                         --------------       --------------       --------------

Identifiable
  Assets............ Insert Advertising & Newspaper
                    Services                             $      529,996       $      538,745       $      412,387
                    Direct Marketing Services                   197,213              196,849              132,299
                    Digital Services                            376,124              185,783               75,376
                    Specialty Products & Commercial
                      Printing                                   53,784               59,613               69,616
                    General Corporate(8)                        171,065               78,057               60,064
                                                         --------------       --------------       --------------
                      Consolidated                       $    1,328,182       $    1,059,047       $      749,742
                                                         --------------       --------------       --------------
                                                         --------------       --------------       --------------

------------------------------

(1) Includes $0.2 million in-process acquired technology write off related to the Datatrak acquisition (see Note 3).

(2) Includes $4.6 million of termination costs for executive positions eliminated.

(3) Includes $2.2 million of non-recurring costs related to the RCPC acquisition (see Note 3).

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

18.  SEGMENT INFORMATION (CONTINUED)
                                        (FOOTNOTES CONTINUED FROM PREVIOUS PAGE)

(4) Includes $3.2 million of non-recurring costs related to the Olwen acquisition (see Note 3).

(5) Includes $58.2 million in-process acquired technology write off related to the Columbine acquisition (see Note 3).

(6) Includes $0.6 million of non-recurring costs related to the Company's secondary stock offering and $0.3 million of costs related to acquisitions.

(7) Includes $2.7 million of non-recurring costs related to the acquisitions of DCS and DDI (see Note 3).

(8) Includes assets of corporate controlled entities including leveraged lease investments.

    The Company had sales of $62.9 million in 1998 and $11.6 million in 1997 generated by its subsidiaries outside the United States, primarily in the United Kingdom. Identifiable assets of those operations totaled $115.9 million at December 31, 1998 and $49.7 million at December 31, 1997. The Company had no operations outside the United States prior to September 1997.

19.  COMMITMENTS AND CONTINGENCIES

    Certain claims, suits and allegations that arise in the ordinary course of business and certain environmental claims have been filed or are pending against the Company. Management believes that all such matters in the aggregate would not have a material effect on the Company's consolidated financial statements.

20.  RECENT ACCOUNTING PRONOUNCEMENTS

    In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective with the Company's 2000 fiscal year. Adoption of this statement is expected to have an insignificant effect on the Company's financial statements.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Big Flower Press Holdings, Inc.:

    We have audited the accompanying consolidated balance sheets of Big Flower Press Holdings, Inc. and subsidiaries ("the Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, accumulated deficit and comprehensive income and cash flows for each of the years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedules listed in the Index on page F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
New York, New York
February 8, 1999

                         INDEPENDENT AUDITORS' CONSENT
            TO INCORPORATION BY REFERENCE IN REGISTRATION STATEMENTS
                              ON FORMS S-8 AND S-4

    We consent to the incorporation by reference in Big Flower Press Holdings, Inc.'s Registration Statement Nos. 333-2152 and 333-14637 on Form S-8 and Registration Statement Nos. 333-32141, 333-42745 and 333-71859 on Form S-4 of our report dated February 8, 1999 appearing on page F-29 of the Annual Report on Form 10-K for the year ended December 31, 1998.

DELOITTE & TOUCHE LLP
New York, New York
March 31, 1999

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  IN THOUSANDS

                                                                                            AS OF DECEMBER 31,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
                                                      ASSETS
Current Assets:
  Cash and cash equivalents...........................................................  $      8,499  $      5,307
  Accounts receivable, net............................................................       186,857       140,138
  Inventories.........................................................................        47,954        46,510
  Prepaid expenses and other current assets...........................................        14,788         4,599
  Deferred income taxes and income tax receivable.....................................        10,910        19,827
                                                                                        ------------  ------------
    Total current assets..............................................................       269,008       216,381
Property, plant and equipment, net....................................................       454,004       384,850
Goodwill, net of accumulated amortization of $40,379 and $25,413......................       483,373       415,601
Long-term investments.................................................................        70,141
Other assets, net.....................................................................        36,634        37,436
                                                                                        ------------  ------------
    Total Assets......................................................................  $  1,313,160  $  1,054,268
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                       LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts payable....................................................................  $    150,503  $    133,702
  Compensation and benefits payable...................................................        44,638        45,663
  Accrued interest....................................................................        16,991        13,775
  Accrued income taxes................................................................        15,936         9,625
  Other current liabilities...........................................................        47,188        30,224
                                                                                        ------------  ------------
    Total current liabilities.........................................................       275,256       232,989
Due to parent.........................................................................         2,446         3,466
Long-term debt, net of current portion................................................       731,080       590,045
Deferred income taxes.................................................................        53,134        27,811
Other long-term liabilities...........................................................        26,355        20,715
                                                                                        ------------  ------------
    Total liabilities.................................................................     1,088,271       875,026
                                                                                        ------------  ------------
Stockholder's equity:
  Accumulated deficit.................................................................       (36,511)      (67,643)
  Accumulated other comprehensive income..............................................        12,522
  Other...............................................................................       248,878       246,885
                                                                                        ------------  ------------
    Total stockholder's equity........................................................       224,889       179,242
                                                                                        ------------  ------------
    Total Liabilities and Stockholder's Equity........................................  $  1,313,160  $  1,054,268
                                                                                        ------------  ------------
                                                                                        ------------  ------------

  See Notes to Consolidated Financial Statements of Big Flower Press Holdings,
                             Inc. and subsidiaries.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS,
                  ACCUMULATED DEFICIT AND COMPREHENSIVE INCOME

                                  IN THOUSANDS

                                                                                          YEAR ENDED DECEMBER 31
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
Net sales.............................................................................  $  1,739,715  $  1,376,706
                                                                                        ------------  ------------
Operating expenses:
  Costs of production.................................................................     1,296,336     1,072,296
  Selling, general and administrative.................................................       219,876       140,394
  Depreciation........................................................................        63,914        49,651
  Amortization of intangibles.........................................................        21,522        17,671
  In-process acquired technology write off............................................           245        58,192
                                                                                        ------------  ------------
                                                                                           1,601,893     1,338,204
                                                                                        ------------  ------------
Operating income......................................................................       137,822        38,502
                                                                                        ------------  ------------
Other expenses (income):
Interest expense......................................................................        56,458        40,380
  Amortization of deferred financing costs............................................         1,728         1,660
  Interest income.....................................................................          (944)         (349)
  Other, net..........................................................................         2,982         7,141
                                                                                        ------------  ------------
                                                                                              60,224        48,832
                                                                                        ------------  ------------
Income (loss) before income taxes and extraordinary items.............................        77,598       (10,330)
Income tax expense....................................................................        35,366        22,336
                                                                                        ------------  ------------
Income (loss) before extraordinary items..............................................        42,232       (32,666)
Extraordinary items, net of tax benefit of $8,800.....................................                     (13,463)
                                                                                        ------------  ------------
Net income (loss).....................................................................        42,232       (46,129)
Dividends to parent...................................................................       (11,100)
Accumulated deficit at beginning of year..............................................       (67,643)      (21,514)
                                                                                        ------------  ------------
Accumulated deficit at end of year....................................................  $    (36,511) $    (67,643)
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Net income (loss).....................................................................  $     42,232  $    (46,129)
Unrealized gain on investments........................................................        12,706
Currency translation adjustment.......................................................          (184)
                                                                                        ------------  ------------
Comprehensive income (loss)...........................................................  $     54,754  $    (46,129)
                                                                                        ------------  ------------
                                                                                        ------------  ------------

  See Notes to Consolidated Financial Statements of Big Flower Press Holdings,
                             Inc. and subsidiaries.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  IN THOUSANDS

                                                                        YEAR ENDED DECEMBER
                                                                                31,
                                                                        --------------------
                                                                          1998       1997
                                                                        ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................................................  $  42,232  $ (46,129)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization...................................     85,436     67,322
      In-process acquired technology write off........................        245     58,192
      Extraordinary items, net........................................                13,463
      Deferred income taxes...........................................     23,125      4,866
      Other non-cash income and expense, net..........................      5,021      9,348
      Changes in operating assets and liabilities (excluding effect of acquisitions):
          Increase in accounts receivable.............................    (29,475)    (3,343)
          Decrease (increase) in inventories..........................      2,085     (5,905)
          Increase in prepaid expenses and other assets...............     (1,702)    (1,570)
          (Decrease) increase in accounts payable and other
            liabilities...............................................    (10,134)    21,844
                                                                        ---------  ---------
Net cash provided by operating activities.............................    116,833    118,088
                                                                        ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of businesses, net of cash acquired....................    (70,545)  (242,233)
  Capital expenditures................................................    (93,938)   (74,045)
  Investments in equity securities and leveraged lease transactions...    (53,173)
  Software development costs capitalized..............................    (10,232)      (667)
  Proceeds from sale of property, plant and equipment and divested
    assets............................................................      2,536        344
                                                                        ---------  ---------
Net cash used in investing activities.................................   (225,352)  (316,601)
                                                                        ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt..........................................    267,500    350,125
  Net (repayments) borrowings under lines of credit...................   (127,670)     8,177
  Repayments of long-term debt........................................    (28,100)  (239,257)
  Dividends to parent.................................................     (6,855)
  Capital contribution by parent......................................               111,148
  Increase (decrease) in outstanding checks drawn on controlled
    disbursement accounts.............................................     15,897    (14,650)
  Deferred financing costs............................................     (8,661)   (12,233)
  Issuance of common stock............................................                   574
  Repurchase of common stock..........................................                (4,264)
                                                                        ---------  ---------
Net cash provided by financing activities.............................    112,111    199,620
                                                                        ---------  ---------
Effect of exchange rate changes on cash...............................       (400)
                                                                        ---------
Net increase in cash and cash equivalents.............................      3,192      1,107
Cash and cash equivalents at beginning of year........................      5,307      4,200
                                                                        ---------  ---------
Cash and cash equivalents at end of year..............................  $   8,499  $   5,307
                                                                        ---------  ---------
                                                                        ---------  ---------

  See Notes to Consolidated Financial Statements of Big Flower Press Holdings,
                             Inc. and Subsidiaries.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    Prior to the formation of Big Flower Holdings, Inc. ("Holdings") and the related reorganization on October 17, 1997, the consolidated financial statements of the Company represented the accounts of Big Flower Press Holdings, Inc. and its subsidiaries ("Press"). Information in the Notes to the Company's consolidated financial statements for periods prior to the reorganization represents that of Press and its subsidiaries. Separate footnotes are not provided for the Press financial statements as the information in Notes 1-11 and 14-20 to the Company's consolidated financial statements is substantially equivalent to that required for the consolidated financial statements of Press and its subsidiaries. Earnings per share data are not provided as Press is a wholly-owned subsidiary of Holdings.

2.  CAPITAL CONTRIBUTIONS

    In October 1997, in connection with acquisitions and the issuance of redeemable convertible preferred securities, Holdings contributed $111.1 million of cash to Press. The proceeds of this contribution were used to repay borrowings under Press' revolving credit facility.

    Also in October 1997, Holdings contributed its investment in Columbine to Press at the fair value of the common stock and stock options issued for the Columbine acquisition ($21.3 million).

    In April 1998, Holdings contributed its investment in Reach America to Press at the fair value of the stock issued for the Reach America acquisition ($1.7 million).

3.  DIVIDENDS TO PARENT

    During 1998, Press paid $6.9 million of cash dividends to Holdings in connection with interest payments on Holdings' debentures (see Note 13 to the Company's consolidated financial statements). Additionally, certain assets of Press with aggregate book value of $4.2 million were transferred to Holdings in the form of dividends.

                           BIG FLOWER HOLDINGS, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                                  IN THOUSANDS

                                                                                              AS OF DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS
Current Assets:
  Cash and cash equivalents...............................................................  $        5
  Prepaid expenses and other current assets...............................................         866
                                                                                            ----------
    Total current assets..................................................................         871
Property, plant and equipment, net........................................................       3,984
Investments in and advances to subsidiaries...............................................     240,574  $  185,359
Other assets..............................................................................       5,947       4,779
                                                                                            ----------  ----------
    Total Assets..........................................................................  $  251,376  $  190,138
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Compensation and benefits payable.......................................................  $    4,345
  Other current liabilities...............................................................         951
                                                                                            ----------
    Total current liabilites..............................................................       5,296
Long-term debt............................................................................     118,600  $  118,600
Other long-term liabilities...............................................................         270
                                                                                            ----------  ----------
Total liabilities.........................................................................     124,166     118,600
Stockholders' equity......................................................................     127,210      71,538
                                                                                            ----------  ----------
    Total Liabilities and Stockholders' Equity............................................  $  251,376  $  190,138
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                 See Notes to condensed financial information.

                           BIG FLOWER HOLDINGS, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                                  IN THOUSANDS

                                                                                        YEAR ENDED   PERIOD ENDED
                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
Interest and allocation income from affiliates.......................................   $   17,149    $      122
                                                                                       ------------  ------------
Corporate administrative expenses....................................................       17,031
Interest expense--affiliates.........................................................        7,738         1,418
                                                                                       ------------  ------------
  Total expenses.....................................................................       24,769         1,418
                                                                                       ------------  ------------
Loss before income taxes, extraordinary items and equity in net income (loss) of
  subsidiaries.......................................................................       (7,620)       (1,296)
Income tax benefit...................................................................       (3,064)         (391)
                                                                                       ------------  ------------
Loss before extraordinary items and equity in net income (loss) of subsidiaries......       (4,556)         (905)
Equity in net income (loss) of subsidiaries..........................................       42,232       (32,666)
                                                                                       ------------  ------------
Income (loss) before extraordinary items.............................................       37,676       (33,571)
Extraordinary items, net.............................................................                    (13,463)
                                                                                       ------------  ------------
Net income (loss)....................................................................   $   37,676    $  (47,034)
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                 See Notes to condensed financial information.

                           BIG FLOWER HOLDINGS, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  IN THOUSANDS

                                                                                        YEAR ENDED   PERIOD ENDED
                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities................................................   $     (442)   $     (949)
                                                                                       ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dividends from subsidiaries........................................................        6,855
  Capital expenditures...............................................................       (1,495)
  Investments in subsidiaries........................................................                   (114,748)
                                                                                       ------------  ------------
Net cash provided by (used in) investing activities..................................        5,360      (114,748)
                                                                                       ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt...........................................                    118,600
  Proceeds from issuance of common stock.............................................        1,645           121
  Repurchase of common stock.........................................................       (7,514)       (1,716)
  Change in intercompany balances, net...............................................        1,581         3,507
  Deferred financing costs...........................................................         (625)       (4,815)
                                                                                       ------------  ------------
Net cash (used in) provided by financing activities..................................       (4,913)      115,697
                                                                                       ------------  ------------
Net increase in cash and cash equivalents............................................            5            --
Cash and cash equivalents at beginning of period.....................................           --            --
                                                                                       ------------  ------------
Cash and cash equivalents at end of period...........................................   $        5    $       --
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                 See Notes to condensed financial information.

                           BIG FLOWER HOLDINGS, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL INFORMATION

1.  BASIS OF PRESENTATION

    Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed financial statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is therefore suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report as listed on page F-1. Certain financial statement amounts have been reclassified to conform to the current presentation.

2.  LONG-TERM DEBT

    Long-term debt consists of debentures issued in connection with a subsidiary's offering of redeemable convertible preferred securities (see Note 13 to the consolidated financial statements).

3.  INVESTMENTS IN SUBSIDIARIES

    The Company accounts for the investments in its subsidiaries using the equity method.

                        BIG FLOWER PRESS HOLDINGS, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                                  IN THOUSANDS

                                                                                              AS OF DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS

Current assets:
  Cash and cash equivalents...............................................................  $       10  $      132
  Prepaid expenses and other current assets...............................................         458         468
                                                                                            ----------  ----------
    Total current assets..................................................................         468         600
Investments in and advances to subsidiaries...............................................     829,167     729,843
Property, plant and equipment, net........................................................                   1,209
Other assets..............................................................................      15,335      11,906
                                                                                            ----------  ----------
    Total Assets..........................................................................  $  844,970  $  743,558
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accrued interest........................................................................  $   16,917  $   13,976
  Other current liabilities...............................................................       1,854       1,351
                                                                                            ----------  ----------
    Total current liabilities.............................................................      18,771      15,327
Long-term debt, net of current portion....................................................     601,310     548,989
                                                                                            ----------  ----------
    Total liabilities.....................................................................     620,081     564,316
Stockholder's equity......................................................................     224,889     179,242
                                                                                            ----------  ----------
    Total Liabilities and Stockholder's Equity............................................  $  844,970  $  743,558
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                 See Notes to condensed financial information.

                        BIG FLOWER PRESS HOLDINGS, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                  IN THOUSANDS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                   1998        1997        1996
                                                                                 ---------  ----------  ----------
Interest and allocation income from affiliates.................................  $  58,076  $   43,583  $    9,709
                                                                                 ---------  ----------  ----------
Corporate administrative expenses..............................................      3,290      14,797       8,107
Interest expense--affiliates...................................................      9,577
Interest expense--third party..................................................     41,626      29,699      15,838
                                                                                 ---------  ----------  ----------
Total expenses.................................................................     54,493      44,496      23,945
                                                                                 ---------  ----------  ----------
Income (loss) before income taxes, extraordinary items and equity in net income
  (loss) of subsidiaries.......................................................      3,583        (913)    (14,236)
Income tax provision (benefit).................................................      1,406        (272)     (7,081)
                                                                                 ---------  ----------  ----------
Income (loss) before extraordinary items and equity in net income (loss) of
  subsidiaries.................................................................      2,177        (641)     (7,155)
Equity in net income (loss) of subsidiaries....................................     40,055     (32,025)      3,870
                                                                                 ---------  ----------  ----------
Income (loss) before extraordinary items.......................................     42,232     (32,666)     (3,285)
Extraordinary items, net.......................................................                (13,463)     (2,078)
                                                                                 ---------  ----------  ----------
Net income (loss)..............................................................  $  42,232  $  (46,129) $   (5,363)
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------

                 See Notes to condensed financial information.

                        BIG FLOWER PRESS HOLDINGS, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  IN THOUSANDS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                 1998         1997         1996
                                                                              -----------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities.......................................  $   (41,534) $   (35,326) $  (15,956)
                                                                              -----------  -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in subsidiaries...............................................       (4,000)
  Capital expenditures......................................................                      (274)
  Distributions from subsidiaries...........................................                                 1,325
                                                                              -----------  -----------  ----------
Net cash (used in) provided by investing activities.........................       (4,000)        (274)      1,325
                                                                              -----------  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................................      250,000      350,125
  Repayment of long-term debt...............................................                  (125,166)
  Dividends paid to parent..................................................       (6,855)
  Capital contribution by parent............................................                   111,148
  Net (repayments) borrowings under lines of credit.........................     (199,167)     186,796
  Proceeds from issuance of common stock....................................                       270
  Repurchase of common stock................................................                    (4,264)
  Change in intercompany balances, net......................................        9,262     (470,956)     13,439
  Deferred financing costs..................................................       (7,828)     (12,231)
                                                                              -----------  -----------  ----------
Net cash provided by financing activities...................................       45,412       35,722      13,439
                                                                              -----------  -----------  ----------
Net (decrease) increase in cash and cash equivalents........................         (122)         122      (1,192)
Cash and cash equivalents at beginning of year..............................          132           10       1,202
                                                                              -----------  -----------  ----------
Cash and cash equivalents at end of year....................................  $        10  $       132  $       10
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------

                 See Notes to condensed financial information.

                        BIG FLOWER PRESS HOLDINGS, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL INFORMATION

1.  BASIS OF PRESENTATION

    Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed financial statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is therefore suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report as listed on page F-1. Certain financial statement amounts have been reclassified to conform to the current presentation.

2.  LONG-TERM DEBT

    Long-term debt consists principally of 8 7/8% Notes due 2007 and 8 5/8% Notes due 2008 (see Note 8 to the consolidated financial statements).

3.  INVESTMENTS IN SUBSIDIARIES

    The Company accounts for the investments in its subsidiaries using the equity method.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                  IN THOUSANDS

                                                         BALANCE AT   CHARGED TO   WRITE OFFS                 BALANCE
                                                          BEGINNING    COSTS AND     NET OF                   AT END
                                                           OF YEAR     EXPENSES    RECOVERIES    OTHER (A)    OF YEAR
                                                         -----------  -----------  -----------  -----------  ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 1996...........................   $   7,768    $     658    $  (1,619)   $   1,773   $   8,580
Year ended December 31, 1997...........................       8,580        1,371       (1,208)       3,599      12,342
Year ended December 31, 1998...........................      12,342        3,729       (4,919)      (1,380)      9,772

DEFERRED TAX VALUATION ALLOWANCE
Year ended December 31, 1996...........................   $   1,124    $   5,137                             $   6,261
Year ended December 31, 1997...........................       6,261                                              6,261
Year ended December 31, 1998...........................       6,261                                              6,261

------------------------

(a) Amounts primarily related to acquired companies as of the respective dates of acquisition, as well as subsequent adjustment of reserves established upon acquisition.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BIG FLOWER HOLDINGS, INC.
                                (REGISTRANT)

                                By:            /s/ R. THEODORE AMMON
                                     -----------------------------------------
                                                 R. Theodore Ammon
                                                      CHAIRMAN

Dated: March 31, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------
    /s/ R. THEODORE AMMON       Chairman and Director
------------------------------    (Principal Executive        March 31, 1999
      R. Theodore Ammon           Officer)

                                President, Chief Executive
     /s/ EDWARD T. REILLY         Officer and Director
------------------------------    (Principal Operating        March 31, 1999
       Edward T. Reilly           Officer)

                                Executive Vice President
    /s/ RICHARD L. RITCHIE        and Chief Financial
------------------------------    Officer (Principal          March 31, 1999
      Richard L. Ritchie          Financial and Accounting
                                  Officer)

    /s/ PETER G. DIAMANDIS
------------------------------  Director                      March 31, 1999
      Peter G. Diamandis

    /s/ ROBERT M. KIMMITT
------------------------------  Director                      March 31, 1999
      Robert M. Kimmitt

      /s/ JOAN D. MANLEY
------------------------------  Director                      March 31, 1999
        Joan D. Manley

     /s/ NEWTON N. MINOW
------------------------------  Director                      March 31, 1999
       Newton N. Minow

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BIG FLOWER PRESS HOLDINGS, INC.
                                (REGISTRANT)

                                By:            /s/ R. THEODORE AMMON
                                     -----------------------------------------
                                                 R. Theodore Ammon
                                                      CHAIRMAN

Dated: March 31, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ R. THEODORE AMMON       Chairman and Director
------------------------------    (Principal Executive        March 31, 1999
      R. Theodore Ammon           Officer)

                                President, Chief Executive
     /s/ EDWARD T. REILLY         Officer and Director
------------------------------    (Principal Operating        March 31, 1999
       Edward T. Reilly           Officer)

                                Executive Vice President
    /s/ RICHARD L. RITCHIE        and Chief Financial
------------------------------    Officer (Principal          March 31, 1999
      Richard L. Ritchie          Financial and Accounting
                                  Officer)

     /s/ MARK A. ANGELSON
------------------------------  Director                      March 31, 1999
       Mark A. Angelson