Form 10-K/A
period 1998-12-31
BIG FLOWER PRESS HOLDINGS INC /PRED/
filed 1999-06-29
CIK 924146

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-K/A

                      AMENDMENT TO FORM 10-K ANNUAL REPORT

                    Filed pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

--------------------------------------------------------------------------------

                         Commission File Number 0-29474
                            BIG FLOWER HOLDINGS, INC.

--------------------------------------------------------------------------------

                         Commission File Number 1-14084
                         BIG FLOWER PRESS HOLDINGS, INC.

                 DELAWARE                        13-3971556
                 DELAWARE                        13-3768322
         (State of Incorporation)                (I.R.S. Employer
                                                 Identification Nos.)

                               3 East 54th Street
                               New York, NY 10022
                                 (212) 521-1600
   (Address and telephone number of Registrants' Principal Executive Offices)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of May 31, 1999, there were approximately 19,700,000 shares of Big Flower Holdings Inc.'s common stock, par value $0.01 per share, outstanding. There is no market for the capital stock of Big Flower Press Holdings, Inc., all outstanding shares of which are owned by Big Flower Holdings, Inc.

================================================================================

The undersigned registrants hereby amend the following items, financial statements, exhibits or other portions of their annual report on Form 10-K for the fiscal year ended December 31, 1998 as set forth below:

1.    Add Exhibits as follows:

EXHIBIT
NUMBER                            DESCRIPTION

23                Consent of Deloitte & Touche LLP                    *

99.1              Financial statements and exhibits required          *
                  by Form 11-K Annual Report pursuant to
                  Section 15 (d) of the Securities Exchange
                  Act of 1934 for the Big Flower Holdings,
                  Inc. and Subsidiaries Savings Plus 401(k)
                  Plan.

99.2              Financial statements and exhibits required          *
                  by Form 11-K Annual Report pursuant to
                  Section 15 (d) of the Securities Exchange
                  Act of 1934 for the Webcraft Employee Savings
                  Trust.

99.3              Financial statements and exhibits required          *
                  by Form 11-K Annual Report pursuant to
                  Section 15 (d) of the Securities Exchange
                  Act of 1934 for the Webcraft Inc. Employees
                  Accumulated Savings Trust.


                  --------------------------

                  * being filed herewith

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BIG FLOWER HOLDINGS, INC.


                             /s/ RICHARD L. RITCHIE
                             ----------------------
                             Richard L. Ritchie
                             Executive Vice President and Chief
                             Financial Officer (Principal Financial
                             and Accounting Officer)


DATE: June 29, 1999


                             BIG FLOWER PRESS HOLDINGS, INC.


                             /s/ RICHARD L. RITCHIE
                             ----------------------
                             Richard L. Ritchie
                             Executive Vice President and Chief
                             Financial Officer (Principal Financial
                             and Accounting Officer)


DATE: June 29, 1999